Form 10-Q
period 2012-03-31
American Midstream Partners, LP
filed 2012-05-14
CIK 1513965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 4,581,850 common units and 4,526,066 subordinated units of American Midstream Partners, LP outstanding as of April 30, 2012. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

Glossary of Terms

As generally used in the energy industry and in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the identified terms have the following meanings:

ASC	Accounting Standards Codification, trademark of the Financial Accounting Standards Board (FASB)

Bbl	Barrels

BBtu	Billion British thermal units

Btu	British thermal units, a measure of heating value

/d	Per day

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

gal	Gallons

MBbl	Thousand barrels

Mcf	Thousand cubic feet

MMBbl	Million barrels

MMBtu	Million British thermal units

MMcf	Million cubic feet

NGL or NGLs	Natural gas liquid(s)

As used in this Quarterly Report, unless the context otherwise requires, “we,” “us,” “our,” the “Partnership” and similar terms refer to American Midstream Partners LP, together with its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

American Midstream Partners, LP and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands except unit amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$158	$871
Accounts receivable	1,357	1,218
Unbilled revenue	14,175	19,745
Risk management assets	461	456
Other current assets	4,723	3,323

Total current assets	20,874	25,613
Property, plant and equipment, net	165,212	170,231
Risk management assets - long term	79	—
Other assets, net	3,643	3,707

Total assets	$189,808	$199,551

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$477	$837
Accrued gas purchases	9,392	14,715
Risk management liabilities	396	635
Accrued expenses and other current liabilities	5,174	7,086

Total current liabilities	15,439	23,273
Other liabilities	8,563	8,612
Long-term debt	66,470	66,270

Total liabilities	90,472	98,155

Commitments and contingencies (see Note 13)
Partners’ capital
General partner interest (0.2 and 0.2 million units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	1,025	1,091
Limited partner interest (9.1 and 9.1 million units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	97,893	99,890
Accumulated other comprehensive income	418	415

Total partners’ capital	99,336	101,396

Total liabilities and partners’ capital	$189,808	$199,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$47,388	$67,265
Unrealized gain (loss) on commodity derivatives	323	(3,500)

Total revenue	47,711	63,765

Operating expenses:
Purchases of natural gas, NGLs and condensate	33,209	54,953
Direct operating expenses	3,240	3,058
Selling, general and administrative expenses	3,329	2,202
Transaction expenses	—	288
Equity compensation expense	331	473
Depreciation and accretion expense	5,159	5,037

Total operating expenses	45,268	66,011

Operating income (loss)	2,443	(2,246)
Other income (expenses):
Interest expense	(757)	(1,264)
Gain (loss) on sale of assets, net	5	—

Net income (loss)	$1,691	$(3,510)

General partner’s interest in net income (loss)	$34	$(70)

Limited partners’ interest in net income (loss)	$1,657	$(3,440)

Limited partners’ net income (loss) per unit (basic) (See Note 16)	$0.18	$(0.62)

Weighted average number of units used in computation of limited partners’ net income (loss) per unit (basic)	9,092	5,568

Limited partners’ net income (loss) per unit (diluted) (See Note 16)	$0.18	$(0.62)

Weighted average number of units used in computation of limited partners’ net income (loss) per unit (diluted)	9,250	5,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$1,691	$(3,510)
Unrealized gains (losses) on post retirement benefit plan assets and liabilities	3	—

Comprehensive income (loss)	$1,694	$(3,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Partners’ Capital

(In thousands)

	Limited Partner Common Units	Limited Partner Subordinated Units	Limited Partner Interest	General Partner Units	General Partner Interest	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2010	5,363	—	$83,624	109	$2,124	$56	$85,804
Net income (loss)	—	—	(3,440)	—	(70)	—	(3,510)
Unitholder distributions	—	—	(3,591)	—	(73)	—	(3,664)
LTIP vesting	15	—	318	—	(318)	—	—
Unit based compensation	—	—	—	—	335	—	335
Adjustments to other post retirement plan assets and liabilities	—	—	—	—	—	—	—

Balances at March 31, 2011	5,378	—	$76,911	109	$1,998	$56	$78,965

Balances at December 31, 2011	4,561	4,526	$99,890	185	$1,091	$415	$101,396
Net income (loss)	—	—	1,657	—	34	—	1,691
Unitholder contributions	—	—	—	—	13	—	13
Unitholder distributions	—	—	(3,930)	—	(80)	—	(4,010)
LTIP vesting	20	—	364	—	(364)	—	—
Tax netting repurchase	(4)	—	(88)	—	—	—	(88)
Unit based compensation	—	—	—	—	331	—	331
Adjustments to other post retirement plan assets and liabilities	—	—	—	—	—	3	3

Balances at March 31, 2012	4,577	4,526	$97,893	185	$1,025	$418	$99,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$1,691	$(3,510)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and accretion expense	5,159	5,037
Amortization of deferred financing costs	141	197
Mark-to-market on derivatives	(323)	3,500
Unit based compensation	331	335
OPEB plan net periodic (benefit) cost	(21)	—
(Gain) loss on sale of assets	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(139)	(834)
Unbilled revenue	5,570	1,436
Risk management assets	—	(670)
Other current assets	(514)	(425)
Other assets, net	(5)	12
Accounts payable	(411)	125
Accrued gas purchases	(5,323)	(1,107)
Accrued expenses and other current liabilities	(1,912)	968
Risk management liabilities	—	75
Other liabilities	(56)	(72)

Net cash provided (used) in operating activities	4,183	5,067

Cash flows from investing activities
Additions to property, plant and equipment	(968)	(1,291)
Proceeds from disposals of property, plant and equipment	5	—

Net cash provided (used) in investing activities	(963)	(1,291)

Cash flows from financing activities
Unit holder distributions	(4,010)	(3,664)
Unit holder contributions	13	—
LTIP tax netting unit repurchase	(88)	—
Payments on other loan	—	(152)
Deferred debt issuance costs	(48)	—
Borrowings on long-term debt	(17,550)	21,300
Payments on long-term debt	17,750	(21,170)

Net cash provided (used) in financing activities	(3,933)	(3,686)

Net increase (decrease) in cash and cash equivalents	(713)	90
Cash and cash equivalents
Beginning of period	871	63

End of period	$158	$153

Supplemental cash flow information
Interest payments	$398	$1,054

Supplemental non-cash information
Accrual of property, plant and equipment	$51	$—

Receivable for reimbursable construction in progress projects	$886	$—

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

Our assets are primarily located in Alabama, Louisiana, Mississippi, and Texas. We organize our operations into two business segments: (1) Gathering and Processing; and (2) Transmission.

Our Gathering and Processing segment is an integrated midstream natural gas system that provides gathering, compression, treating, processing, transportation, and sales of natural gas, NGLs and condensate. Our Gathering and Processing segment includes the following systems:

•

The Gloria gathering system provides gathering and compression services through our assets, as well as processing services through processing arrangements. The Gloria system is located in Lafourche, Jefferson, Plaquemines, St. Charles and St. Bernard parishes of Louisiana.

•

The Lafitte gathering system consists of approximately 40 miles of gathering pipeline, with diameters ranging from 4 to 12 inches. The Lafitte system originates onshore in southern Louisiana and terminates in Plaquemines Parish, Louisiana at the Alliance Refinery owned by ConocoPhillips Corporation.

•

The Bazor Ridge gathering and processing system consists of approximately 160 miles of pipeline with diameters ranging from 3 to 8 inches and 3 compressor stations with a combined compression capacity of 1,069 horsepower. Our Bazor Ridge system is located in Jasper, Clarke, Wayne and Greene Counties of Mississippi.

•

The Quivira gathering system consists of approximately 34 miles of pipeline, with a 12-inch diameter mainline and several laterals ranging in diameter from 6 to 8 inches. The system originates offshore of Iberia and St. Mary Parishes of Louisiana in Eugene Island Block 24 and terminates onshore at a connection with the Burns Point Plant.

•	The Burns Point Plant is located in St. Mary Parish, Louisiana, where raw natural gas is processed through a cryogenic processing plant that is jointly owned by us and the operator, Enterprise.

•

The Offshore Texas system consists of the GIGS and Brazos systems, two parallel gathering systems that share common geography and operating characteristics. The Offshore Texas system provides gathering and dehydration services to natural gas producers in the shallow waters of the Gulf of Mexico region. The Offshore Texas system consists of approximately 56 miles of pipeline with diameters ranging from 6 to 16 inches.

•

The Alabama Processing system consists of two small skid-mounted treating and processing plants that we refer to, individually, as Atmore and Wildfork. These treating and processing plants are located in Escambia and Monroe Counties of Alabama.

•

The Magnolia gathering system is a Section 311 intrastate pipeline that gathers coalbed methane in Tuscaloosa, Greene, Bibb, Chilton and Hale counties of Alabama and delivers this natural gas to an interconnect with the Transco Pipeline system, an interstate pipeline owned by The Williams Companies, Inc. The Magnolia system consists of approximately 116 miles of pipeline with small-diameter gathering lines and trunklines ranging from 6 to 24 inches in diameter and 1 compressor station with 3,328 horsepower.

•	Our other gathering and processing systems include the Fayette and Heidelberg gathering systems, located in Fayette County, Alabama and Jasper County, Mississippi, respectively.

•	We also own a small Joule Thompson processing skid, called Stringer, which we lease to a producer in Wayne County, Mississippi.

Our intrastate natural gas pipeline assets transport natural gas through pipelines in Alabama and Louisiana. Our intrastate pipelines include:

•

Our Bamagas system is a Hinshaw intrastate natural gas pipeline that travels west to east from an interconnection point with TGP in Colbert County, Alabama to 2 power plants owned by Calpine Corporation, in Morgan County, Alabama. The Bamagas system consists of 52 miles of high pressure, 30-inch pipeline.

•

The MLGT system is an intrastate transmission system that sources natural gas from interconnects with the FGT Pipeline system, the Tetco Pipeline system, the Transco Pipeline system and our Midla system to a Baton Rouge, Louisiana refinery owned and operated by ExxonMobil and 7 other industrial customers. Our MLGT system is comprised of approximately 54 miles of pipeline with diameters ranging from 3 to 14 inches.

•	Our other transmission systems include the Chalmette system, located in St. Bernard Parish, Louisiana, and the Trigas system, located in 3 counties in northwestern Alabama.

•	We also own a number of miscellaneous interconnects and small laterals that are collectively referred to as the SIGCO assets.

Our interstate natural gas pipeline assets transport natural gas through FERC regulated interstate natural gas pipelines in Louisiana, Mississippi, Alabama and Tennessee. Our interstate pipelines include:

•	Our Midla system includes approximately 370 miles of interstate pipeline that runs from the Monroe gas field in northern Louisiana south through Mississippi to Baton Rouge, Louisiana.

•

Our AlaTenn system includes approximately 295 miles of interstate pipeline that runs through the Tennessee River Valley from Selmer, Tennessee to Huntsville, Alabama and serves an 8 county area in Alabama, Mississippi and Tennessee.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include disclosures required by GAAP for annual periods. The unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 include all adjustments and disclosures that we believe are necessary for a fair statement of the results for the interim periods.

Our financial results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”) filed on March 19, 2012.

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

Use of Estimates

When preparing financial statements in conformity with GAAP, management must make estimates and assumptions based on information available at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things (1) estimating unbilled revenues, product purchases and operating and general and administrative costs, (2) developing fair value assumptions, including estimates of future cash flows and discount rates, (3) analyzing long-lived assets for possible impairment, (4) estimating the useful lives of assets and (5) determining amounts to accrue for contingencies, guarantees and indemnifications. Actual results, therefore, could differ materially from estimated amounts.

Accounting for Regulated Operations

Certain of our natural gas pipelines are subject to regulations by the FERC. The FERC exercises statutory authority over matters such as construction, transportation rates we charge and our underlying accounting practices and ratemaking agreements with customers. Accordingly, we record costs that are allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a non-regulated entity. Also, we record assets and liabilities that result from the regulated ratemaking process that would be recorded under GAAP for our regulated entities. As of March 31, 2012 and 2011, we had no such material regulatory assets or liabilities.

2. Summary of Significant Accounting Policies

Revenue Recognition and the Estimation of Revenues and Cost of Natural Gas

We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. We record revenue and cost of product sold on a gross basis for those transactions where we act as the principal and take title to natural gas, NGLs or condensates that are purchased for resale. When our customers pay us a fee for providing a service such as gathering, treating or transportation, we record those fees separately in revenues. For the three months ended March 31, 2012 and 2011, respectively, we recognized the following revenues by category:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenue
Transportation - firm	$3,303	$3,318
Transportation - interruptible	1,110	965
Sales of natural gas, NGLs and condensate	41,662	62,822
Other	1,313	160
Unrealized gain (loss) on commodity derivatives	323	(3,500)

Total revenue	$47,711	$63,765

Limited Partners’ Net Income (Loss) Per Common Unit

We compute limited partners’ net income (loss) per common unit by dividing our limited partners’ interest in net income (loss) by the weighted average number of common units outstanding during the period. The overall computation, presentation and disclosure requirements for our limited partners’ net income (loss) per common unit are made in accordance with the “Earnings per Share” Topic of the Codification as described in the Annual Report. All per unit computations give effect to the retroactive application of the reverse unit split as described in Note 10, “Partners’ Capital”.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about the impact of offsetting, or netting, on a company's financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, and retrospectively for all comparative periods presented. Under GAAP, derivative assets and liabilities can be offset under certain conditions. The ASU requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on our financial position or results of operations.

3. Acquisitions

Burns Point Plant Interest

On December 1, 2011, we acquired a 50% undivided interest (“Interest”) in the Burns Point Plant (“Plant”) from Marathon Oil Company (“Seller”) for total cash consideration of $35.5 million. No liabilities of the Seller were assumed. The purchase was effective November 1, 2011 (“Effective Date”) with our assumption of insurable risks, operating liabilities and entitlement to in-kind revenues as of that date. The remaining 50% undivided interest is owned by the Plant operator, Enterprise Gas Processing, LLC (“Operator”). The Plant, which is an unincorporated joint venture, is governed by a construction and operating agreement (“Agreement”).

The Plant is located in St. Mary Parish, Louisiana, and processes raw natural gas using a cryogenic expander. The Plant inlet volumes are sourced from offshore natural gas production via our Quivira system, Gulf South pipelines and onshore from individual producers near the plant. The Quivira system currently supplies approximately 88% of the inlet volume to the Plant. The residue gas is transported, via pipeline to Gulf South and Tennessee Gas Pipeline and the Y-grade liquid is transported via pipeline to K/D/S Promix, LLC (“Promix”), an Enterprise operated fractionator. The current capacity of the plant is 165 MMcf/d. The acquisition complemented our existing assets given it is the majority of the inlet volume to the Quivira system and is included in our Gathering and Processing segment.

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

We reviewed the governance structure of the Plant and applied the concepts discussed in ASC-810-10-45 (“Other Presentation Matters.”) We determined that while the facility is an unincorporated joint venture, the asset group is jointly controlled with the Operator.

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

4. Concentration of Credit Risk and Trade Accounts Receivable

Our primary market areas are located in the United States along the Gulf Coast and in the Southeast. We have a concentration of trade receivable balances due from companies engaged in the production, trading, distribution and marketing of natural gas and NGL products. This concentration of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable; however, for the three months ended March 31, 2012 and period ended December 31, 2011, no allowances on or write-offs of accounts receivable were recorded.

ConocoPhillips Corporation, Enbridge Marketing (US) L.P., and ExxonMobil Corporation were significant customers, representing at least 10% of our consolidated revenue, accounting for $16.1 million, $9.0 million, and $6.4 million, respectively, of our consolidated revenue in the consolidated statement of operations in the three months ended March 31, 2012, and $28.7 million, $12.0 million, and $9.5 million, respectively, for the three months ended March 31, 2011.

5. Derivatives

Commodity Derivatives

To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management’s view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our general partner. Our existing commodity hedges are in the form of swaps and puts.

In June 2011, the Board of Directors of our general partner determined that we would gain operational and strategic flexibility from cancelling our then-existing NGL swap contracts and entering into new NGL swap contracts with an existing counterparty that extend through the end of 2012.

In March 2012 we entered into a propane swap arrangement with an existing counterparty that extends through the end of 2013.

We enter into commodity contracts with multiple counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of March 31, 2012, we have not posted collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.

As of March 31, 2012, the aggregate notional volume of our commodity derivatives was 10.4 million NGL gallons.

Interest Rate Derivatives

Prior to the termination of our $85 million credit facility in August 2011, we utilized interest rate caps to protect against changes in interest rates on our floating rate debt.

For accounting purposes, no derivative instruments were designated as hedging instruments and were instead accounted for under the mark-to-market method of accounting, with changes in the mark-to-market value of the derivatives recorded in the balance sheets and through earnings, rather than being deferred until the anticipated transactions affect earnings. The use of mark-to-market accounting for financial instruments can cause non-cash earnings volatility due to changes in the underlying commodity price indices or interest rates.

As of March 31, 2012 and December 31, 2011, the fair value associated with our derivative instruments were recorded in our financial statements, under the caption Risk management assets and Risk management liabilities, as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Risk management assets:
Commodity derivatives	$461	$456

Risk management assets-long term:
Commodity derivatives	$79	$—

Risk management liabilities:
Commodity derivatives	$396	$635

Risk management liabilities-long term:
Commodity derivatives	$—	$—

We recorded the following unrealized mark-to-market gains (losses):

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Commodity derivatives	$323	$(3,500)
Interest rate derivatives	—	—

	$323	$(3,500)

6. Fair Value

The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•	Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs for use when little or no market data exits, therefore requiring an entity to develop its own assumptions.

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy.

We believe the carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments would be classified as Level 1 under the fair value hierarchy.

The recorded value of the amounts outstanding under the existing credit facility approximates its fair value, as interest rates are variable, based on prevailing market rates and the short-term nature of borrowings and repayments under the credit facility. Our existing revolving credit facility would be classified as Level 1 under the fair value hierarchy.

The fair value of all derivatives instruments is estimated using a market valuation methodology based upon forward commodity price and volatility curves, as well as other relevant economic measures. To extrapolate a forecast of future cash flows, discount factors are utilized. The inputs are obtained from independent pricing services, and we have made no adjustments to the obtained prices.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period for which the transfer has occurred, there were no such transfers for three months ended March 31, 2012 or period ended December 31, 2011.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range
Commodity derivative asset (liability), net	$144	Forecasted future cash flow	Forward commodity prices Volatility curves Discount factors	$1.354 to $1.671 20.0% to 33.8% 1.048 to 1.130

The significant unobservable inputs used in the fair value measurement of the commodity derivative asset (liability) are forward commodity prices and volatility curves. Significant increases or decreases in the inputs in isolation would result in a significantly lower or higher fair value measurement.

Fair Value of Financial Instruments

The following table sets forth by level within the fair value hierarchy for our net derivative assets (liabilities) that were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Commodity derivative asset (liability), net
March 31, 2012	$144	$—	$—	$144	$144
December 31, 2011	$(179)	$—	$—	$(179)	$(179)

Changes in Level 3 Fair Value Measurements

The table below includes a roll forward of the balance sheet amounts (including the change in fair value) for financial instruments classified by us within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Contracts classified as Level 3 are valued using price inputs available from public markets to the extent that the markets are liquid or the relevant settlement periods:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Fair value asset (liability), beginning of period	$(179)	$—
Unrealized gain (loss) on commodity derivatives	323	(3,920)
Purchases	—	670
Settlements	—	345

Fair value asset (liability), end of period	$144	$(2,905)

Also included in revenue were less than $0.1 million and $0.3 million in realized gains (losses) for the three months ended March 31, 2012 and 2011, respectively, representing our monthly swap settlements.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of March 31, 2012 and December 31, 2011 were as follows:

	Useful Life	March 31, 2012	December 31, 2011
	(in years)	(in thousands)
Land		$41	$41
Construction in progress		1,049	3,380
Buildings and improvements	4 to 40	1,439	1,490
Processing and treating plants	8 to 40	48,641	49,396
Pipelines	5 to 40	148,888	146,788
Compressors	4 to 20	8,156	7,437
Equipment	8 to 20	1,642	1,198
Computer software	5	1,508	1,500

Total property, plant and equipment		211,364	211,230
Accumulated depreciation		(46,152)	(40,999)

Property, plant and equipment, net		$165,212	$170,231

Of the gross property, plant and equipment balances at March 31, 2012 and December 31, 2011, $24.8 million and $24.0 million was related to AlaTenn and Midla, our FERC regulated interstate assets.

8. Asset Retirement Obligations

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

During the three months ended March 31, 2012 and year ended December 31, 2011, we recognized $0 and $0.9 million of AROs included in other liabilities for specific assets that we intend to retire for operational purposes.

We recorded accretion expense, which is included in depreciation expense, of less than $0.1 million and $0.3 million in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, in our consolidated statements of operations related to these AROs.

No assets were legally restricted for purposes of settling our ARO during the three months ended March 31, 2012 and 2011. The following is a reconciliation of the beginning and ending aggregate carrying amount of our ARO liabilities for the three months ended March 31, 2012.

March 31,
2012
(in thousands)
Balance at beginning of period	$8,093
Additions	—
Reductions	—
Expenditures	—
Accretion expense	6

Balance at end of period	$8,099

9. Long-Term Debt

On November 4, 2009, we entered into an $85 million secured credit facility (“former credit facility”) with a consortium of lending institutions. The former credit facility was composed of a $50 million term loan facility and a $35 million revolving credit facility.

The former credit facility provided for a maximum borrowing equal to the lesser of (i) $85 million less required amortization of term loan payments and (ii) 3.50 times adjusted consolidated EBITDA. We could have elected to have the loans under this credit facility bear interest at either (i) a Eurodollar-based rate with a minimum of 2.0% plus a margin ranging from 3.25% to 4.0% depending on our total leverage ratio then in effect, or (ii) at a base rate (the greater of (i) the daily adjusting LIBOR rate and (ii) a Prime-based rate which is equal to the greater of (A) the prime rate and (B) an interest rate per annum equal to the Federal Funds Effective Rate in effect that day, plus one percent) plus a margin ranging from 2.25% to 3.00% depending on the total leverage ratio then in effect. We also paid a facility fee of 1.0% per annum. In December 2009 we entered into an interest rate cap with participating lenders that effectively capped our Eurodollar-based rate exposure on that portion of our debt at 4.0%. The interest rate caps expired in December 2011.

On August 1, 2011, we terminated the former credit facility and entered into our $100 million revolving credit facility (“existing credit facility”). The existing credit facility also contains a $50 million accordion feature that could increase the total facility commitment to $150 million.

The existing credit facility provides for a maximum borrowing equal to the lesser of (i) $100 million or (ii) 4.50 times adjusted consolidated EBITDA. We may elect to have loans under the existing credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.25% to 3.50% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1% (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.25% to 2.50% depending on the total leverage ratio then in effect. We also pay a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan. Following our initial public offering, the weighted average interest rate on borrowings under our existing credit facility was 4.65% for the five months ended December 31, 2011. The weighted average interest rate for the three months ended March 31, 2012 was 3.72%.

Our obligations under the existing credit facility are secured by a first mortgage in favor of the lenders in our real property. Advances made under the credit facility are guaranteed on a senior unsecured basis by our subsidiaries (“Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the existing credit facility include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, August 1, 2016.

The existing credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.50 times) and a minimum interest coverage ratio test (not less than 2.50 times). We were in compliance with all of the covenants under our existing credit facility as of March 31, 2012.

Our outstanding borrowings under the existing credit facility at March 31, 2012 and December 31, 2011, respectively, were:

	March 31, 2012	December 31, 2011
	(in thousands)
Revolving loan facility	$66,470	$66,270

At March 31, 2012 and December 31, 2011, letters of credit outstanding under the credit facility were $0.6 million.

In connection with our existing credit facility and amendments thereto, we incurred $2.5 million in debt issuance costs that are being amortized on a straight-line basis over the term of the existing credit facility.

10. Partners’ Capital

Our capital accounts are comprised of approximately 2% general partner interest and 98% limited partner interests. Our limited partners have limited rights of ownership as provided for under our partnership agreement and, as discussed below, the right to participate in our distributions. Our general partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are nonvoting limited partner interests held by our general partner.

On August 1, 2011, we closed our IPO of 3,750,000 common units at an offering price of $21.00 per unit. After deducting underwriting discounts and commissions of $4.9 million paid to the underwriters, estimated offering expenses of $4.2 million and a structuring fee of $0.6 million, the net proceeds from our initial public offering were $69.1 million. We used all of the net offering proceeds from our initial public offering for the uses described in the Annual Report.

Immediately prior to the closing of our IPO the following recapitalization transactions occurred:

•

each common unit held by AIM Midstream Holdings reverse split into 0.485 common units, resulting in the ownership by AIM Midstream Holdings of an aggregate of 5,327,205 common units, representing an aggregate 97.1% limited partner interest in us;

•	the common units held by AIM Midstream Holdings then converted into 801,139 common units and 4,526,066 subordinated units

•

each general partner unit held by our general partner reverse split into 0.485 general partner units, resulting in the ownership by our general partner of an aggregate of 108,718 general partner units, representing a 2.0% general partner interest in us;

•

each common unit held by participants in our LTIP, reverse split into 0.485 common units, resulting in their ownership of an aggregate of 50,946 common units, representing an aggregate 0.9% limited partner interest in us, and

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

The numbers of units outstanding were as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Limited partner common units	4,577	4,561
Limited partner subordinated units	4,526	4,526
General partner units	185	185

The outstanding units noted above reflect the retroactive treatment of the reverse unit split resulting from the recapitalization described above.

Distributions

We made distributions of $4.0 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively. We made no distributions in respect of our general partner’s incentive distribution rights.

In addition to the distributions described above, in August 2011 we made a special distribution of $33.7 million to participants in our long-term incentive plan (“LTIP”) holding common units, AIM Midstream Holdings and our general partner.

11. Long-Term Incentive Plan

Our general partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the board of directors of our general partner adopted a long-term incentive plan for its employees and consultants and directors who perform services for it or its affiliates. On May 25, 2010, the board of directors of our general partner adopted an amended and restated long-term incentive plan. The LTIP currently permits the grant of awards in the form of Partnership units, which may include distribution equivalent rights (“DER”s), covering an aggregate of 303,601 of our units. A DER entitles the grantee to a cash payment equal to the cash distribution made by the Partnership with respect to a unit during the period such DER is outstanding. At March 31, 2012 and December 31, 2011, 58,881 and 54,827 units, respectively, were available for future grant under the LTIP giving retroactive treatment to the reverse unit split in connection with our recapitalized described in our Annual Report.

Ownership in the awards is subject to forfeiture until the vesting date. The LTIP is administered by the board of directors of our general partner. The board of directors of our general partner, at its discretion, may elect to settle such vested phantom units with a number of units equivalents to the fair market value at the date of vesting in lieu of cash. Although, our general partner has the option to settle in cash upon the vesting of phantom units, our general partner does not intend to settle these awards in cash. Although other types of awards are contemplated under the LTIP, all currently outstanding awards are phantom units without DERs.

Grants issued under the LTIP vest in increments of 25% on each of the first four anniversary dates of the date of the grant and do not contain any other restrictive conditions related to vesting other than continued employment.

Prior to our initial public offering, the fair value of the grants issued was calculated by the general partner based on several valuation models, including: a DCF model, a comparable company multiple analysis and a comparable recent transaction multiple analysis. As it relates to the DCF model, the model includes certain market assumptions related to future throughput volumes, projected fees and/or prices, expected costs of sales and direct operating costs and risk adjusted discount rates. Both the comparable company analysis and recent transaction analysis contain significant assumptions consistent with the DCF model, in addition to assumptions related to comparability, appropriateness of multiples (primarily based on adjusted EBITDA and DCF) and certain assumptions in the calculation of enterprise value.

The following table summarizes our unit-based awards for each of the periods indicated, in units:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Outstanding at beginning of period	162,860	205,864
Granted	—	19,414
Vested	(20,308)	(15,454)

Outstanding at end of period	142,552	209,824

Fair value per unit	$14.70 to $19.69	$14.70 to $19.69

The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these awards including amortization, for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.3 million, respectively, which is classified as equity compensation expense in the consolidated statement of operations and the non-cash portion in partners' capital on the consolidated balance sheet.

The total fair value of vested units at the time of vesting was $0.4 million and $1.2 million for the three months ended March 31, 2012 and period ended December 31, 2011, respectively.

The total compensation cost related to unvested awards not yet recognized at March 31, 2012 and period ended December 31, 2011 was $2.4 million and $2.7 million, respectively, and the weighted average period over which this cost is expected to be recognized as of March 31, 2012 is approximately 1.9 years.

12. Post-Employment Benefits

As a result of our acquisition from Enbridge, the sponsorship of the AlaTenn VEBA plans were transferred from Enbridge to us effective November 1, 2009. Accordingly, we sponsor a contributory postretirement plan that provides medical, dental and life insurance benefits for qualifying U.S. retired employees (referred to as the “OPEB Plan”).

Components of Net Periodic (Benefit) Cost recognized in the Unaudited Condensed Consolidated Statements of Operations

	OPEB Plan
	Three Months Ended March 31,
	2012	2011
Net Periodic (Benefit) Cost	(in thousands)
Service cost	$1	—
Interest cost	4	—
Expected return on plan assets	(17)	—
Amortization of net (gain) loss	(9)	—

Net periodic (benefit) cost	$(21)	$—

Future contributions to the Plans

We expect to make contributions to the OPEB Plan for the year ending December 31, 2012 of $0.1 million.

13. Commitments and Contingencies

Environmental matters

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to natural gas pipeline and processing operations and we could, at times, be subject to environmental cleanup and enforcement actions. We attempt to manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment.

Commitments and contractual obligations

Future non-cancelable commitments related to certain contractual obligations as of March 31, 2012 are presented below:

	Payments Due by Period
	(in thousands)
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases and service contract	$2,245	$256	$366	$371	$348	$126	$778
ARO	8,099	—	—	—	—	8,099	—

Total	$10,344	$256	$366	$371	$348	$8,225	$778

Total expenses related to operating leases, asset retirement obligations, land site leases and right-of-way agreements were:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating leases	$205	$250
ARO	6	7

	$211	$257

Bazor Ridge Emissions Matter

In July 2011, in the course of preparing our annual filing for 2010 with the Mississippi Department of Environmental Quality (“MDEQ”) as required by our Title V Air Permit, we determined that we underreported to the MDEQ the SO2 (sulfur dioxide) emissions from the Bazor Ridge plant for 2009 and 2010. In addition, we determined that certain SO2 emissions during 2009 and 2010 exceeded the reportable quantity threshold under the federal Emergency Planning and Community Right-to-Know Act, or EPCRA, requiring notification of various governmental authorities. We did not make any such EPCRA notifications.

In July 2011, we self-reported these issues to the MDEQ and EPA. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order is being circulated which includes a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ is currently processing this permit application.

Although these current negotiations with the MDEQ and EPA are proceeding towards completion, either agency could initiate further enforcement proceedings with respect to these matters, which could result in additional monetary sanctions and our Bazor Ridge plant could become subject to significant restrictions or limitations on its operations. If the Bazor Ridge plant were subject to any curtailment or other operational restrictions as a result of any such enforcement proceeding, or were required to incur additional capital expenditures for additional emission controls through any permitting process, the costs to us could be material. In addition, if emission levels for our Bazor Ridge plant were not properly reported by the prior owner for periods before our acquisition, it is possible, though not probable at this time, that one or both of the MDEQ and the EPA may institute enforcement actions against us and/or the prior owner, in which case we may have an obligation under our purchase agreement with the prior owner to indemnify them for any resulting losses (as defined in the purchase agreement). We cannot estimate the likelihood or financial impact from any further enforcement proceedings at this time, and therefore we have not recorded a loss contingency as the criteria under ASC 450, Contingencies, has not been met.

14. Related-Party Transactions

Employees of our general partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our general partner to American Midstream, LLC, which, in turn, charges the appropriate subsidiary. Our general partner does not record any profit or margin for the administrative and operational services charged to us. During the three months ended March 31, 2012 and 2011, administrative and operational services expenses of $3.7 million and $2.2 million, respectively, were charged to us by our general partner. The $1.5 million increase is primarily due to increased payroll costs.

Prior to our IPO, we had entered into an advisory services agreement with American Infrastructure MLP Management, L.L.C., American Infrastructure MLP PE Management, L.L.C., and American Infrastructure MLP Associates Management, L.L.C., as the advisors. The agreement provided for the payment of $0.3 million in 2010 and annual fees of $0.3 million plus annual increases in proportion to the increase in budgeted gross revenues thereafter. In exchange, the advisors agreed to provide us services in obtaining equity, debt, lease and acquisition financing, as well as providing other financial, advisory and consulting services. On August 1, 2011, and in connection with our IPO, we terminated the advisory services agreement in exchange for a one-time payment of $2.5 million. For the three months ended March 31, 2011, $0.1 million was recorded to selling, general and administrative expenses under this agreement.

15. Reporting Segments

Our operations are located in the United States and are organized into two reporting segments: (1) Gathering and Processing, and (2) Transmission.

Gathering and Processing

Our Gathering and Processing segment provides “wellhead-to-market” services, which include transporting raw natural gas from the wellhead through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems, to producers of natural gas and oil.

Transmission

Our Transmission segment transports and delivers natural gas from producing wells, receipt points or pipeline interconnects for shippers and other customers, including local distribution companies, or LDCs, utilities and industrial, and commercial and power generation customers.

These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Gross margin is a performance measure utilized by management to monitor the business of each segment.

The following tables set forth our segment information:

	Gathering and Processing	Transmission	Total
	(in thousands)
Three months ended March 31, 2012
Revenue	$34,250	$13,138	$47,388
Segment gross margin (a)	9,418	4,761	14,179
Unrealized gain (loss) on commodity derivatives	323	—	323
Direct operating expenses	2,157	1,083	3,240
Selling, general and administrative expenses			3,329
Equity compensation expense			331
Depreciation and accretion expense			5,159
Gain (loss) on sale of assets, net			5
Interest expense			(757)
Net income (loss)			$1,691

	Gathering and Processing	Transmission	Total
	(in thousands)
Three months ended March 31, 2011
Revenue	$48,084	$19,181	$67,265
Segment gross margin (a)	8,167	4,145	12,312
Unrealized gain (loss) on commodity derivatives	(3,500)	—	(3,500)
Direct operating expenses	1,949	1,109	3,058
Selling, general and administrative expenses			2,202
Transaction expenses			288
Equity compensation expense			473
Depreciation and accretion expense			5,037
Interest expense			(1,264)
Net income (loss)			$(3,510)

(a)	Segment gross margin for our Gathering and Processing segment consists of total revenue less purchases of natural gas, NGLs and condensate. Segment gross margin for our Transmission segment consists of total revenue less purchases of natural gas. Gross margin consists of the sum of the segment gross margin for each segment. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow from operations as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Asset information, including capital expenditures, by segment is not included in reports used by our management in their monitoring of performance and therefore is not disclosed.

For the purposes of our Gathering and Processing segment, for the three months ended March 31, 2012 and 2011, Enbridge Marketing (US) L.P., ConocoPhillips Corporation and Dow Hydrocarbons and Resources represented significant customers, each representing more than 10% of our segment revenue for our Gathering and Processing segment. Our segment revenue derived from ConocoPhillips Corporation, Enbridge Marketing (US) L.P., and Dow Hydrocarbons and Resources represented $16.1 million, $5.7 million, and $4.0 million of segment revenue for the three months ended March 31, 2012 and $28.7 million, $7.6 million, and $3.9 million for the three months ended March 31, 2011 respectively.

For the three months ended March 31, 2012 and 2011, Enbridge Marketing (US) L.P., ExxonMobil Corporation and Calpine Corporation represented significant customers, each representing more than 10% of our segment revenue in our Transmission segment. Our segment revenue derived from ExxonMobil Corporation, Enbridge Marketing (US) L.P. and Calpine Corporation represented $6.4 million, $3.3 million and $1.3 million of segment revenue for the three months ended March 31, 2012 and $9.5 million, $4.4 million and $0.8 million for the three months ended March 31, 2011, respectively.

16. Net Income (Loss) per Limited Common and General Partner Unit

Net income (loss) is allocated to the general partner and the limited partners (common unit holders) in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic and diluted net income (loss) per limited partner common unit is calculated by dividing limited partners’ interest in net income (loss) by the weighted average number of outstanding limited partner common units during the period.

Unvested share-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of basic and diluted net income per limited partner unit.

We compute earnings per unit using the two-class method. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of our agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

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

We determined basic and diluted net income (loss) per general partner unit and limited partner unit as follows:

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to general partner and limited partners	$1,691	$(3,510)
Weighted average general partner and limited partner units outstanding (basic) (a)(b)	9,277	5,677
General partner and limited partner net income (loss) per unit (basic)	$0.18	$(0.62)
Weighted average general partner and limited partner units outstanding (diluted) (a)(b)(c)	9,435	5,677
General partner and limited partner net income (loss) per unit (diluted)	$0.18	$(0.62)
Net income (loss) attributable to limited partners	$1,657	$(3,440)
Weighted average limited partner units outstanding (basic) (a)(b)	9,092	5,568
Limited partners’ net income (loss) per unit (basic)	0.18	$(0.62)
Weighted average limited partner units outstanding (diluted) (a)(b)(c)	9,250	5,568
Limited partners’ net income (loss) per unit (diluted)	0.18	$(0.62)
Net income (loss) attributable to general partner	$34	$(70)
Weighted average general partner units outstanding (basic) (b)	185	109
General partner net income (loss) per unit (basic)	$0.18	$(0.64)
Weighted average general partner units outstanding (diluted) (b)(c)	185	109
General partner net income (loss) per unit (diluted)	$0.18	$(0.64)

a)	Includes unvested phantom units with DER’s, which are considered participating securities, of 190,409 as of March 31, 2011. There were no such unvested phantom units with DER’s at March 31, 2012.

b)	Gives effect to the reverse unit split as described in Note 10, “Partners’ Capital”.

c)	Considers all unvested shares as fully vested for Dilutive EPU Calculation.

17. Subsequent Events

On April 27, 2012, we announced a distribution of $0.4325 per unit payable on May 14, 2012 to unitholders of record on May 7, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2011 included in our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (“Annual Report”) that was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on March 19, 2012. This discussion contains forward-looking statements that reflect management's current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under the caption “Cautionary Statement Regarding Forward-Looking Statements.”

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” of this Quarterly Report, the Annual Report and the following:

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in “Item 1A. Risk Factors” in this Quarterly Report and our Annual Report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a growth-oriented Delaware limited partnership that was formed by affiliates of American Infrastructure MLP Fund, L.P. ("AIM") in August 2009 to own, operate, develop and acquire a diversified portfolio of natural gas midstream energy assets. We are engaged in the business of gathering, treating, processing and transporting natural gas through our ownership and operation of nine gathering systems, three processing facilities, two interstate pipelines and five intrastate pipelines. We also own a 50% undivided, non-operating interest in a processing plant located in southern Louisiana. Our primary assets, which are strategically located in Alabama, Louisiana, Mississippi, Tennessee and Texas, provide critical infrastructure that links producers and suppliers of natural gas to diverse natural gas markets, including various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. We currently operate approximately 1,400 miles of pipelines that gather and transport over 500 MMcf/d of natural gas.

Our operations are organized into two segments: (i) Gathering and Processing and (ii) Transmission. In our Gathering and Processing segment, we receive fee-based and fixed-margin compensation for gathering, transporting and treating natural gas. Where we provide processing services at the plants that we own, or obtain processing services for our own account in connection with our elective processing arrangements, we typically retain and sell a percentage of the residue natural gas and resulting natural gas liquids (“NGLs”) under percent-of-proceeds (“POP”) arrangements. We own three processing facilities that produced an average of approximately 39.0 Mgal/d of gross NGLs and received approximately 12.5 Mgal/d from our 50% interest in Burns Point Plant for the three months ended March 31, 2012. In addition, in connection with our elective processing arrangements, we contract for processing capacity at the Toca plant operated by a subsidiary of Enterprise Products Partners L.P. (“Enterprise”), where we have the option to process natural gas that we purchase. Under these arrangements, we sold an average of approximately 23.2 Mgal/d of net equity NGL volumes for the three months ended March 31, 2012.

The Toca plant is a cryogenic processing plant with a design capacity of approximately 1.1 Bcf/d that is located in St. Bernard Parish in Louisiana. Under our POP processing contract with Enterprise, we can process raw natural gas through the Toca plant, whether for our customers or our own account. Our month-to-month contracts with producers on the Gloria and Lafitte systems, as well as our ability to purchase natural gas at the Lafitte/TGP interconnect, provide us with the flexibility to decide whether to process natural gas through the Toca plant and capture processing margins for our own account or deliver the natural gas into the interstate pipeline market at the inlet to the Toca plant. We make this decision based on the relative prices of natural gas and NGLs on a monthly basis. We refer to the flexibility built into these contracts as our elective processing arrangements.

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

After deducting underwriting discounts and commissions of $4.9 million paid to the underwriters, offering expenses of $4.2 million and a structuring fee of $0.6 million, the net proceeds from our IPO were $69.1 million. We used all of the net offering proceeds from our IPO for the uses described in the final Annual Report filed with the SEC pursuant to Rule 424(b) on July 27, 2011. These uses included the following:

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

$100 Million Credit Facility

In connection with our IPO, we paid off the amounts outstanding under our $85 million credit facility ("former credit facility") evidenced by our credit agreement with a syndicate of lenders, for which Comerica Bank acted as Administrative Agent, and entered into a $100 million Credit Facility evidenced by a credit agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Comerica Bank and Citicorp North America, Inc., as Co-Syndication Agents, BBVA Compass, as Documentation Agent, and the other financial institutions party thereto ("existing credit facility"). The existing credit facility also provides for a $50 million dollar accordion feature for accretive growth projects. If the accordion feature were to be fully exercised and approved by our lenders, the total commitment under the existing facility would be $150 million.

In connection with our IPO, we borrowed on the existing credit facility to (i) make an aggregate distribution of $27.9 million, on a pro rata basis to AIM Midstream Holdings, to participants in our LTIP holding common units and our general partner and (ii) pay fees and expenses of $2.3 million relating to our existing credit facility. The distribution made to AIM Midstream Holdings and our general partner was a reimbursement for certain capital expenditures incurred with respect to assets previously contributed to us.

Subsequent Event

On April 27, 2012, we announced a distribution of $0.4325 per unit payable on May 14, 2012 to unitholders of record on May 7, 2012.

Our Operations

We manage our business and analyze and report our results of operations through two business segments:

•

Gathering and Processing. Our Gathering and Processing segment provides “wellhead-to-market” services to producers of natural gas and oil, which include transporting raw natural gas from various receipt points through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs and selling or delivering pipeline quality natural gas as well as NGLs to various markets and pipeline systems.

•

Transmission. Our Transmission segment transports and delivers natural gas from producing wells, receipt points or pipeline interconnects for shippers and other customers, which include local distribution companies (“LDCs”), utilities and industrial, commercial and power generation customers.

Gathering and Processing Segment

Results of operations from our Gathering and Processing segment are determined primarily by the volumes of natural gas we gather and process, the commercial terms in our current contract portfolio and natural gas, NGL and condensate prices. We gather and process gas primarily pursuant to the following arrangements:

•	Fee-Based Arrangements. Under these arrangements, we generally are paid a fixed cash fee for gathering and processing and transporting natural gas.

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

•

Percent-of-Proceeds Arrangements. Under these arrangements, we generally gather raw natural gas from producers at the wellhead or other supply points, transport it through our gathering system, process it and sell the residue natural gas and NGLs at market prices. Where we provide processing services at the processing plants that we own or obtain processing services for our own account in connection with our elective processing arrangements, such as under our Toca contract, we generally retain and sell a percentage of the residue natural gas and resulting NGLs. However, we also have contracts under which we retain a percentage of the resulting NGLs and do not retain a percentage of residue natural gas, such as for our interest in the Burns Point Plant. Our percent-of-proceeds arrangements also often contain a fee-based component.

•

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

Transmission Segment

Results of operations from our Transmission segment are determined primarily by capacity reservation fees from firm transportation contracts and, to a lesser extent, the volumes of natural gas transported on the interstate and intrastate pipelines we own pursuant to interruptible transportation or fixed-margin contracts. Our transportation arrangements are further described below:

•

Firm Transportation Arrangements. Our obligation to provide firm transportation service means that we are obligated to transport natural gas nominated by the shipper up to the maximum daily quantity specified in the contract. In exchange for that obligation on our part, the shipper pays a specified reservation charge, whether or not the shipper utilizes the capacity. In most cases, the shipper also pays a variable use charge with respect to quantities actually transported by us.

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

Effective April 1, 2011, we changed our gross margin and segment gross margin measure to exclude realized gains and losses associated with the early termination of commodity derivative contracts. For the three months ended March 31, 2012, there were no realized gains (losses) associated with the early termination of commodity derivative contracts.

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

We define adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation expense, certain non-cash charges such as non-cash equity compensation, unrealized losses on commodity derivative contracts and selected charges that are unusual or non-recurring, less interest income, income tax benefit, unrealized gains on commodity derivative contracts, construction, operating and maintenance agreement (“COMA”) income, amortization of commodity put purchase costs, and selected gains that are unusual or non-recurring. The GAAP measure most directly comparable to adjusted EBITDA is net income.

We changed our calculation of adjusted EBITDA during 2011 to include the straight-line amortization of commodity put premiums over the life of the associated commodity put contracts. This is necessary as all unrealized commodity gains and losses, by definition, are excluded in calculating adjusted EBITDA and such premium costs would only be included in the calculation of adjusted EBITDA at the expiration of the put contract. We believe this treatment better reflects the allocation of commodity put premium costs over the benefit period of the commodity put contract. Commodity put premium amortization included in the calculation of adjusted EBITDA was $0.1 million for the three months ended March 31, 2012. Further we made a change to the calculation to exclude COMA income from adjusted EBITDA. COMA income excluded from adjusted EBITDA for the three months ended March 31, 2012 was $1.2 million.

Distributable Cash Flow

Distributable cash flow is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions we expect to pay our unitholders. Using this metric, management and external users of our financial statements can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Distributable cash flow is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly distribution rates. Distributable cash flow is also a quantitative standard used throughout the investment community with respect to publicly-traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit's yield (which in turn is based on the amount of cash distributions the entity pays to a unitholder). Distributable cash flow will not reflect changes in working capital balances.

We define distributable cash flow as adjusted EBITDA plus interest income, less cash paid for interest expense, normalized integrity management costs and normalized maintenance capital expenditures. The GAAP measure most directly comparable to distributable cash flow is net cash flows from operating activities.

Note About Non-GAAP Financial Measures

Gross margin, adjusted EBITDA and distributable cash flows are all non-GAAP financial measures. Each has important limitations as an analytical tool because it excludes some, but not all, items that affect the most directly comparable GAAP financial measures. Management compensates for the limitations of these non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management's decision-making process.

You should not consider any of gross margin, adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Gross margin, adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

For a reconciliation of gross margin to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 15 to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report.

The following tables reconcile the non-GAAP financial measures, adjusted EBITDA and distributable cash flow, used by management to their most directly comparable GAAP measures for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Net income	$1,691	$(3,510)
Add:
Depreciation and accretion expense	5,159	5,037
Interest expense	757	1,264
Unrealized (gain) loss on commodity derivatives	(323)	3,500
Non-cash equity compensation expense	331	335
Transaction expenses	—	288
Deduct:
COMA income	1,206	94
Straight-line amortization of put costs (1)	112	74
OPEB plan net periodic benefit (cost)	21	—
Gain (loss) on sale of assets, net	5	—

Adjusted EBITDA	$6,271	$6,746

(1)	Amounts noted represent the straight-line amortization of the cost of commodity put contracts over the life of the contract.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Distributable Cash to Net Cash Flows from Operating Activities:
Net cash provided / (used) in operating activities	$4,183	$5,067
Add:
Change in operating assets and liabilities	2,790	492
Interest expense	616	1,067
Transaction costs	—	288
Deduct:
Cash interest expense (1)	616	1,067
Straight-line amortization of put costs (2)	112	74
COMA income	1,206	94
Integrity management costs (3)	375	375
Maintenance capital expenditures (4)	875	750

Distributable Cash Flow	$4,405	$4,554

(1)	Excludes amortization of debt issuance costs and mark-to-market adjustments related to interest rate derivatives.
(2)	Amounts noted represent the straight-line amortization of the cost of commodity put contracts over the life of the contract.
(3)	Amounts noted represent average estimated integrity management costs over the 7 year mandatory testing cycle.
(4)	Amounts noted represent estimated annual maintenance capital expenditures of $3.5 million, which is what we expect to be required to maintain our assets over the long term.

General Trends and Outlook

We expect our business to continue to be affected by the key trends discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook” in the Annual Report.

We observe a number of trends around our assets. In our Gathering and Processing segment, favorable oil and NGL prices are driving ongoing development of shallow-water ultra-deep wells in the Gulf of Mexico, which we believe will benefit our Quivira system and Burns Point system. Favorable oil and NGL prices are also supporting drilling activity in the liquids-rich Upper Smackover formation, which continues to benefit our Bazor Ridge system.

In our Transmission segment, major producers continue to drill and prove out the Tuscaloosa Marine Shale and Austin Chalk around our Midla and MLGT systems. During the third quarter, several wells have been either spudded or completed, and we are receiving gas from our first Tuscaloosa Marine Shale well into our Midla system. Also, as a result of lower gas prices, we have seen increased demand from the industrial and utility markets in northern Alabama and south western Mississippi, which we believe will positively impact our AlaTenn and Midla systems.

Our expectations are based on assumptions we made and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Results of Operations — Combined Overview

Our distributable cash flow for the first quarter 2012 was $4.4 million, which was a decrease of $0.1 million or 3% from first quarter 2011. For the first quarter of 2012, gross margin increased $1.9 million or 15% from that of the first quarter 2011, from $12.3 million to $14.2 million.

The following table and discussion presents certain of our historical consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Statement of Operations Data:
Revenue	$47,388	$67,265
Unrealized gain (loss) on commodity derivatives	323	(3,500)

Total revenue	47,711	63,765

Operating expenses
Purchases of natural gas, NGLs and condensate	33,209	54,953
Direct operating expenses	3,240	3,058
Selling, general and administrative expenses	3,329	2,202
Transaction expenses	—	288
Equity compensation expense (a)	331	473
Depreciation and accretion expense	5,159	5,037

Total operating expenses	45,268	66,011

Operating income (loss)	2,443	(2,246)
Interest (expense)	(757)	(1,264)
Gain (loss) on sale of assets, net	5	—

Net income (loss)	$1,691	$(3,510)

Other Financial Data:
Gross margin (b)	$14,179	$12,312
Adjusted EBITDA (c)	$6,271	$6,746
Distributable cash flow (d)	$4,405	$4,554

(a)	Represents cash and non-cash costs related to our LTIP. Of these amounts, $0.3 million and $0.5 million, for the three months ended March 31, 2012 and 2011, respectively, were non-cash expenses.
(b)	For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 15 to our audited consolidated financial statements included in this Quarterly Report for a discussion of how we use gross margin to evaluate our operating performance.
(c)	For a definition of adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use adjusted EBITDA to evaluate our operating performance, please read “—How We Evaluate Our Operations”.
(d)	For a definition of distributable cash flow and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use distributable cash flow to evaluate our operating performance, please read “—How We Evaluate Our Operations”.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. Our total revenue in the three months ended March 31, 2012 was $47.4 million compared to $67.3 million in the three months ended March 31, 2011. The decrease of $19.9 million was primarily due to lower realized natural gas prices and lower natural gas sales volumes in both our Gathering and Processing and Transmission segments, and lower NGL sales volumes in our Gathering and Processing segment. Lower natural gas prices were the primary reason for the decrease in revenue. Our realized natural gas price decreased by approximately 31% in our Gathering and Processing segment, and we experienced a similar decrease in the realized natural gas sales price in our Transmission segment. Natural gas sales volumes in our Gathering and Processing segment decreased due to lower throughput and new volumes gathered under transportation agreements instead of fixed margin contracts. This decrease was partially offset by higher realized NGL and condensate prices in our Gathering and Processing segment. Realized NGL and condensate prices were approximately 15% and 25% higher, respectively.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate in the three months ended March 31, 2012 were $33.2 million compared to $55.0 million in the three months ended March 31, 2011. This decrease of $21.8 million was primarily due to lower realized natural gas prices and lower natural gas sales volumes in both our Gathering and Processing and Transmission segments, and lower NGL sales volumes in our Gathering and Processing segment. Since we purchase natural gas for our fixed margin contracts on the same market index that we sell it, or allocate natural gas sales proceeds related to our POP agreements on the same price index, we saw a similar decrease in the price which we paid to purchase natural gas. This decrease was partially offset by higher NGL and condensate costs in our Gathering and Processing segment.

Gross Margin. Gross margin in the three months ended March 31, 2012 was $14.2 million compared to $12.3 million in the three months ended March 31, 2011. This increase of $1.9 million was primarily due to the incremental gross margin attributable to our acquired 50% non-operated interest in the Burns Point processing plant, higher revenues associated with reimbursable projects, and higher NGL prices, which had a positive effect on gross margin in our Gathering and Processing segment. This increase was partially offset by lower throughput volumes on our FERC regulated transmission systems due to a warm winter and lower NGL production from our owned plants and elective processing agreements.

Direct Operating Expenses. Direct operating expenses in the three months ended March 31, 2012 were $3.2 million compared to $3.1 million in the three months ended March 31, 2011. This increase of $0.1 million was primarily due to the operating costs associated with our 50% interest ownership of Burns Point acquired on November 1, 2011.

Selling, General and Administrative Expenses. SG&A expenses in the three months ended March 31, 2012 were $3.3 million compared to $2.2 million in the three months ended March 31, 2011. This increase of $1.1 million was primarily due to increased payroll costs of $0.4 million and $0.3 million in increased costs associated with operating as a publicly traded company.

Equity Compensation Expense. Compensation expense related to our LTIP in the three months ended March 31, 2012 was $0.3 million compared to $0.5 million in the three months ended March 31, 2011. This decrease of $0.2 million was primarily due to the elimination of DER payments in the second quarter of 2011, which was offset, in part, by the amortization associated with new LTIP grants in March 2011.

Depreciation Expense. Depreciation expense in the three months ended March 31, 2012 was $5.2 million compared to $5.0 million in the three months ended March 31, 2011. This increase of $0.2 million was due to depreciation associated with capital projects placed into service during the period, in addition to depreciation associated with our acquisition of our interest in the Burns Point processing plant, which was effective November, 2011.

Results of Operations — Segment Results

The table below contains key segment performance indicators related to our segment results of operations.

	Three Months Ended March 31,
	2012	2011
	(in thousands except operational data)
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$34,250	$48,084
Realized gain (loss) on early termination of commodity derivatives	—	—
Unrealized gain (loss) on commodity derivatives	323	(3,500)

Total revenue	34,573	44,584

Purchases of natural gas, NGLs and condensate	$24,832	$39,917
Direct operating expenses	$2,157	$1,949
Other financial data:
Segment gross margin	$9,418	$8,167
Operating data:
Average throughput (MMcf/d)	367.3	242.8
Average plant inlet volume (MMcf/d) (a) (b)	148.6	15.2
Average gross NGL production (Mgal/d) (a) (c)	51.4	55.1
Average realized prices:
Natural gas ($/MMcf)	$2.74	$3.99
NGLs ($/gal)	$1.36	$1.18
Condensate ($/gal)	$2.58	$2.07
Transmission segment
Financial data:
Total revenue	$13,138	$19,181
Purchases of natural gas, NGLs and condensate	$8,377	$15,036
Direct operating expenses	$1,083	$1,109
Other financial data:
Segment gross margin	$4,761	$4,145
Operating data:
Average throughput (MMcf/d)	393.3	446.0
Average firm transportation - capacity reservation (MMcf/d)	761.3	762.1
Average interruptible transportation - throughput (MMcf/d)	56.6	76.5

(a)	Excludes volumes and gross production under our elective processing arrangements.
(b)	Includes gross volume associated with our interest in the Burns Point processing plant.
(c)	Includes net throughput volume associated with our interest in the Burns Point processing plant.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Gathering and Processing Segment

Revenue. Segment revenue in the three months ended March 31, 2012 was $34.3 million compared to $48.1 million in the three months ended March 31, 2011. This decrease of $13.8 million was, in part, due to lower realized natural gas prices and lower natural gas sales volumes, primarily on our Gloria system, due to increased fee based transportation volumes and lower overall throughput volume. Revenues also decreased as a result of lower NGL sales volumes associated with our elective processing arrangement on the Gloria system associated with lower throughput volumes, higher fee-based contract volumes, and increased deliveries to on-system markets as well as lower NGL production at our Bazor Ridge processing plant as work was done on the plant’s gas-to-gas exchanger. This decrease was partially offset by higher realized NGL and condensate prices.

•

Total natural gas throughput volumes on our Gathering and Processing segment were 367.3 MMcf/d in the three months ended March 31, 2012 compared to 242.8 MMcf/d in the three months ended March 31, 2011. Natural gas inlet volumes at our owned processing plants were 148.6 MMcf/d in the three months ended March 31, 2012 compared to 15.2 MMcf/d in the three months ended March 31, 2011. Gross NGL production volumes from our owned processing plants were 51.4 Mgal/d in the three months ended March 31, 2012 compared to 55.1 Mgal/d in the three months ended March 31, 2011. The average realized price of natural gas in the three months ended March 31, 2012 was $2.74/Mcf, compared to $3.99 /Mcf in the three months ended March 31, 2011. The average realized price of NGLs in the three months ended March 31, 2012 was $1.36/gal, compared to $1.18/gal in the three months ended March 31, 2011. The average realized price of condensate in the three months ended March 31, 2012 was $2.58/gal, compared to $2.07/gal in the three months ended March 31, 2011.

•

We entered into a series of swap and put contracts in January 2011, swap contracts in June 2011, and swap contracts in March 2012. These commodity derivative transactions had a positive net effect of $0.3 million on our revenue related to unrealized gains for the three months ended March 31, 2012. In June 2010, we purchased put contracts that extended through June 2011. For the three months ended March 31, 2011 we recognized an unrealized valuation (loss) of ($3.5) million related to this contract. For a discussion of our commodity derivative positions, please read “— Quantitative and Qualitative Disclosures about Market Risk.”

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate in the three months ended March 31, 2012 were $24.8 million compared to $39.9 million in the three months ended March 31, 2011. This decrease of $15.1 million was primarily due to lower natural gas prices and natural gas purchase volumes on our Gloria and Lafitte systems. This decrease was partially offset by higher NGL prices.

Segment Gross Margin. Segment gross margin for the three months ended March 31, 2012 was $9.4 million compared to $8.2 million for the three months ended March 31, 2011. This increase of $1.2 million was primarily due to the incremental gross margin attributable to our acquired 50% non-operated interest in the Burns Point processing plant, higher revenues associated with reimbursable projects, and higher NGL prices which positively impacted our margins associated with our processing operations. This increase was offset by lower NGL production from our Bazor Ridge processing plant as a result of downtime for our gas-to-gas exchanger for maintenance and lower NGL production associated with our elective processing agreement due to higher on-system deliveries. Gathering and Processing segment represented 66.7% of our total gross margin for the three months ended March 31, 2012, compared to 66.3% for the three months ended March 31, 2011.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2012 were $2.2 million compared to $1.9 million for the three months ended March 31, 2011. This increase of $0.3 million was primarily due to the operating costs associated with our 50% interest ownership of Burns Point acquired on November 1, 2011.

Transmission Segment

Revenue. Segment revenue for the three months ended March 31, 2012 was $13.1 million compared to $19.2 million for the three months ended March 31, 2011. Total natural gas throughput on our Transmission systems for the three months ended March 31, 2012 was 393.3 MMcf/d compared to 446.0 MMcf/d in the three months ended March 31, 2011. This decrease of $6.1 million in revenue was primarily due to lower realized natural gas prices and lower natural gas sales volumes associated with a fixed-margin contract on our MLGT system that we converted to an interruptible transportation agreement. Our commodity derivatives had no effect on segment revenue for the three months ended March 31, 2012 and 2011.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended March 31, 2012 were $8.4 million compared to $15.0 million for the three months ended March 31, 2011. This decrease of $6.6 million was primarily due to lower natural gas prices and lower natural gas purchase volumes associated with our fixed margin contract on our MLGT system.

Segment Gross Margin. Segment gross margin for the three months ended March 31, 2012 was $4.8 million compared to $4.1 million for the three months ended March 31, 2011. This increase of $0.7 million was primarily due to higher revenues from reimbursable projects and was partially offset by lower throughput volumes on our AlaTenn and Midla systems due to decreased heating demand from the municipalities we serve, as a result of a warmer than expected winter. Segment gross margin for the Transmission segment represented 33.3% of our total gross margin for the three months ended March 31, 2012, compared to 33.7% for the three months ended March 31, 2011.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2012 were $1.1 million compared to $1.1 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.

The principal indicators of our liquidity at March 31, 2012 were our cash on hand and availability under our existing credit facility as discussed below. As of March 31, 2012, our available liquidity was $31.9 million, comprised of cash on hand less $0.5 million and $32.2 million available under our existing credit facility. As of May 8, 2012, our available liquidity was $34.9 million.

In the near term, we expect our sources of liquidity to include cash generated from operations, borrowings under our existing credit facility and issuances of debt and equity securities. We believe that the cash generated from these sources will be sufficient to allow us to distribute the minimum quarterly distribution on all of our outstanding common and subordinated units, including the corresponding distribution on our general partner interest and meet our requirements for working capital and capital expenditures over the next 12 months.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors.

Our working capital was $5.4 million dollars at March 31, 2012.

Cash Flows

The following table reflects cash flows for the applicable periods:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,183	$5,067
Investing activities	(963)	(1,291)
Financing activities	(3,933)	(3,686)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Activities. Net cash provided by (used in) operating activities was $4.2 million for the three months ended March 31, 2012 compared to $5.1 million for the three months ended March 31, 2011. The change in cash provided by (used in) operating activities was primarily a result of the effects of a net loss, in the prior year quarter which changed to net income in the current period. In addition, $3.8 million relates to the change in mark-to-market value of our derivatives.

Investing Activities. Net cash provided by (used in) investing activities was ($1.0) million for the three months ended March 31, 2012 compared to ($1.3) million for the three months ended March 31, 2011. The change in cash provided by (used in) investing activities was primarily a result of compressor overhauls on our Bazor Ridge and Gloria systems for $0.2 million in the prior year.

Financing Activities. Net cash provided by (used in) financing activities was ($3.9) million for the three months ended March 31, 2012 compared to ($3.7) million for the three months ended March 31, 2011. The change in cash provided by (used in) financing activities was primarily a result of an increase of $0.3 million in distributions made to our unit holders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Capital Requirements

The midstream energy business can be capital intensive, requiring significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities. We categorize our capital expenditures as either:

•

maintenance capital expenditures, which are cash expenditures (including expenditures for the addition, improvement, replacement, construction, or development of existing or new capital assets) made to maintain our long-term operating income or operating capacity; or

•

expansion capital expenditures, which are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term.

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

For the three months ended March 31, 2012, our capital expenditures totaled $1.0 million, including reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a 3rd party) of $0.5 million, maintenance capital expenditures of

$0.5 and expansion capital project expenditures of less than $0.1 million. We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded primarily by borrowings under our existing credit facility and the issuance of debt and equity securities.

Integrity Management

When we acquired our operating assets from Enbridge, we inherited an ongoing integrity management program required under regulations of the U.S. Department of Transportation, or DOT. These regulations require transportation pipeline operators to implement continuous integrity management programs over a seven-year cycle. Our current program will be completed in 2012. In connection with the acquisition of our assets from Enbridge we initiated a comprehensive review of the program and concluded that there were sixteen high consequence areas, or HCAs, in addition to those identified by our Predecessor (Enbridge Midcoast Energy, L.P.) that required further testing pursuant to DOT regulations. We expect to incur $0.1 million in integrity management expenses in 2012 associated with these HCAs to complete the current integrity management program.

Beginning in 2013 we will begin a new integrity management program during which we expect to incur an average of $1.5 million in integrity management expenses per year over the course of the seven-year cycle.

Because DOT regulations require integrity management activities for each HCA to be performed within seven years from when they were last performed, we expect to incur the following expenses in conjunction with the commencement of our next seven-year integrity management program cycle in 2013:

Year	Integrity Management Expense
(in thousands)
2013	$2,000
2014	5,015
2015	839
2016	675
2017	—
2018	—
2019	2,080

Total	10,609

Impact of Bazor Ridge Emissions Matter

In July 2011, in the course of preparing our annual filing for 2010 with the Mississippi Department of Environmental Quality (“MDEQ”) as required by our Title V Air Permit, we determined that we underreported to the MDEQ the SO2 (sulfur dioxide) emissions from the Bazor Ridge plant for 2009 and 2010. In addition, we determined that certain SO2 emissions during 2009 and 2010 exceeded the reportable quantity threshold under the federal Emergency Planning and Community Right-to-Know Act, or EPCRA, requiring notification of various governmental authorities. We did not make any such EPCRA notifications.

In July 2011, we self-reported these issues to the MDEQ and EPA. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order is being circulated which includes a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ is currently processing this permit application.

Although these current negotiations with the MDEQ and EPA are proceeding towards completion, either agency could initiate further enforcement proceedings with respect to these matters, which could result in additional monetary sanctions and our Bazor Ridge plant could become subject to significant restrictions or limitations on its operations. If the Bazor Ridge plant were subject to any curtailment or other operational restrictions as a result of any such enforcement proceeding, or were required to incur additional capital expenditures for additional emission controls through any permitting process, the costs to us could be material. In addition, if emission levels for our Bazor Ridge plant were not properly reported by the prior owner for periods before our acquisition, it is possible, though not probable at this time, that one or both of the MDEQ and the EPA may institute enforcement actions against us and/or the prior owner, in which case we may have an obligation under our purchase agreement with the prior owner to indemnify them for any resulting losses (as defined in the purchase agreement). We cannot estimate the likelihood or financial impact from any further enforcement proceedings at this time, and therefore we have not recorded a loss contingency as the criteria under ASC 450, Contingencies, has not been met.

Distributions

We intend to pay a quarterly distribution though we do not have a legal obligation to make distributions except as provided in our partnership agreement.

In May 2012, we paid distribution for first quarter 2012 of $0.4325 per unit, or $4.0 million.

Contractual Obligations

The table below summarizes our obligations and other commitments as of March 31, 2012.

	Payments Due by Period
	(in thousands)
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases and service contract	2,245	256	366	371	348	126	778
ARO	8,099	—	—	—	—	8,099	—

Total	$10,344	$256	$366	$371	$348	$8,225	$778

Critical Accounting Policies

There were no changes to our significant accounting policies from those disclosed in the Annual Report.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about the impact of offsetting, or netting, on a company's financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, and retrospectively for all comparative periods presented. Under GAAP, derivative assets and liabilities can be offset under certain conditions. The ASU requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. The Company is currently evaluating the provisions of ASU 2011-11.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included in the Annual Report. There have been no material changes to that information. Also, see Note 5 to the unaudited condensed consolidated financial statements for additional discussion related to derivative instruments and hedging activities.

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

In March 2012 we entered into a propane swap arrangement with an existing counterparty that extends through the end of 2013.

Pursuant to our January 2011, June 2011, and March 2012 hedge transactions, we have hedged approximately 87% of our expected exposure to NGL prices in 2012.

Also, see Note 5 to the audited consolidated financial statements included with this Quarterly Report for additional discussion related to derivative instruments and hedging activities.

The table below sets forth certain information regarding our NGL fixed swaps as of March 31, 2012:

Commodity	Period	Notional Volumes (gal/d)	Weighted Average Price ($/gal)		Fair Market Value March 31, 2012

			We Receive	We Pay
Ethane	July 2011 - Dec 2012	7,300	$0.57	OPIS avg	145,984
Propane	July 2011 - Dec 2012	7,050	$1.40	OPIS avg	271,477
Iso-Butane	July 2011 - Dec 2012	2,510	$1.81	OPIS avg	(154,448)
Normal Butane	July 2011 - Dec 2012	3,000	$1.74	OPIS avg	(135,132)
Natural Gasoline	July 2011 - Dec 2012	5,500	$2.31	OPIS avg	(106,706)
Propane	Jan 2013 - Dec 2013	5,921	$1.34	OPIS avg	104,709

Total		31,281			$125,884

In January 2011, we entered into a put arrangement under which we receive a fixed floor price of $1.29 per gallon on a 9,800 gal/d of negotiated NGL basket, which includes ethane, propane, iso-butane, normal butane, and natural gasoline. The relative weightings of the price of each component of the basket are calculated via an arithmetic formula.

The table below sets forth certain information regarding our NGL put as of March 31, 2012:

Commodity	Period	Notional Volumes (gal/d)	Floor Strike Price	Fair Market Value March 31, 2012

			($/gal)
NGL basket	Feb 2011 to July 2012	9,800	$1.29	$17,713

Interest Rate Risk

During the three months ended March 31, 2012, we had exposure to changes in interest rates on our indebtedness associated with our existing credit facility. Our interest rate cap contracts that limited our interest rate exposure to 4% expired on December 2, 2011. We currently do not anticipate entering into any interest rate hedging contracts at this time, but changing market conditions may require interest rate hedging contracts to mitigate our exposure to interest rate risk.

The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will continue to tighten further, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.2 million for the three months ended March 31, 2012.

Item 4. Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner's President and Chief Executive Officer (our principal executive officer) and our general partner's Senior Vice President & Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of March 31, 2012. This evaluation was performed by our management, with the participation of our general partner's President and Chief Executive Officer and Senior Vice President & Chief Financial Officer. Based on this evaluation, our general partner's President and Chief Executive Officer and Senior Vice President & Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Changes in internal control

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our general partner's President and Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Quarterly Report on Form 10-Q as Exhibits 31.1 and 31.2. The certifications of our President and Chief Executive Officer and Senior Vice President & Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this Quarterly Report on Form 10-Q as Exhibits 32.1 and 32.2.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. Please read under the captions “— Regulation of Operations — Interstate Transportation Pipeline Regulation” and “— Environmental Matters” in our Annual Report for more information.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in the Annual Report. There have been no material changes to the risk factors previously disclosed in the Annual Report.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.2	Second Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

3.3	Certificate of Formation of American Midstream GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.4	Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.5	First Amendment to Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

31.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not files for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC

By:	/s/ Brian F. Bierbach
Name: Brian F. Bierbach
Title: President and Chief Executive Officer (principal executive officer)

By:	/s/ Daniel C. Campbell
Name: Daniel C. Campbell
Title: Senior Vice President & Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Certificate of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.2	Second Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

3.3	Certificate of Formation of American Midstream GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.4	Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.5	First Amendment to Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

31.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, the interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not files for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.