Form 10-Q/A
period 2012-06-30
American Midstream Partners, LP
filed 2012-11-13
CIK 1513965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

American Midstream Partners, LP is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”) for the sole purpose of filing Exhibit 10.3 in Part II. Item 6 and in the Exhibit Index thereto.

No other changes have been made to the Form 10-Q other than filing the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Exhibit Number	Exhibit

3.1	Certificate of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.2	Second Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

3.3	Certificate of Formation of American Midstream GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.4	Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.5	First Amendment to Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

10.1	Employment Agreement, dated April 2, by and between American Midstream GP, LLC and Daniel C. Campbell (incorporated by reference to Exhibit 10.1 to the Current Report in Form 8-K (Commission File No. 001-35257) filed on April 16, 2012).

10.2	Second Amendment, dated June 27, 2012, to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on July 2, 2012).

10.3*	Purchase and Sale Agreement, dated May 25, 2012, by and between Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC, collectively as Seller and Quantum Resources Management, LLC and American Midstream Chatom Unit 1, LLC, American Midstream Chatom Unit 2, LLC, collectively as Buyer.

31.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request. Except for its status as a contractual document that establishes and governs the legal relations among the parties with respect to the acquisition described therein, the Exhibit is not intended to be a source of factual, business or operational information about the parties. The representations, warranties and covenants contained in the Exhibit were made only for purposes of that agreement and as of specific dates, were solely for the benefit of the parties to that agreement, and may be subject to limitations agreed between those parties, including being qualified by confidential disclosures between those parties. Instead of establishing matters as facts, the representations and warranties may have been made to contractually allocate risks among the parties, including where the parties do not have complete knowledge of all facts. Furthermore, those representations and warranties may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The assertions embodied in such representations and warranties are qualified by information contained in disclosure letters that the parties exchanged in connection with signing the Exhibit. Accordingly, investors and security holders should not rely on representations, warranties, covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Exhibit, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures.
**	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not files for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC

By:	/s/ Brian F. Bierbach
Name:	Brian F. Bierbach
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Daniel C. Campbell
Name:	Daniel C. Campbell
Title:	Senior Vice President & Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Certificate of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.2	Second Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

3.3	Certificate of Formation of American Midstream GP, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.4	Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).

3.5	First Amendment to Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 4, 2011).

10.1	Employment Agreement, dated April 2, by and between American Midstream GP, LLC and Daniel C. Campbell (incorporated by reference to Exhibit 10.1 to the Current Report in Form 8-K (Commission File No. 001-35257) filed on April 16, 2012).

10.2	Second Amendment, dated June 27, 2012, to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on July 2, 2012).

10.3*	Purchase and Sale Agreement, dated May 25, 2012, by and between Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC, collectively as Seller and Quantum Resources Management, LLC and American Midstream Chatom Unit 1, LLC, American Midstream Chatom Unit 2, LLC, collectively as Buyer.

31.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the June 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith. The registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request. Except for its status as a contractual document that establishes and governs the legal relations among the parties with respect to the acquisition described therein, the Exhibit is not intended to be a source of factual, business or operational information about the parties. The representations, warranties and covenants contained in the Exhibit were made only for purposes of that agreement and as of specific dates, were solely for the benefit of the parties to that agreement, and may be subject to limitations agreed between those parties, including being qualified by confidential disclosures between those parties. Instead of establishing matters as facts, the representations and warranties may have been made to contractually allocate risks among the parties, including where the parties do not have complete knowledge of all facts. Furthermore, those representations and warranties may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. The assertions embodied in such representations and warranties are qualified by information contained in disclosure letters that the parties exchanged in connection with signing the Exhibit. Accordingly, investors and security holders should not rely on representations, warranties, covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Exhibit, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures.
**	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not files for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

5