Form 10-Q
period 2012-09-30
American Midstream Partners, LP
filed 2012-11-14
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 4,623,436 common units and 4,526,066 subordinated units of American Midstream Partners, LP outstanding as of November 12, 2012. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2012 and 2011	6
	Condensed Consolidated Statements of Comprehensive Income for three and nine months ended September 30, 2012 and 2011	7
	Condensed Consolidated Statements of Changes in Partners’ Capital and Noncontrolling Interests as of and for nine months ended September 30, 2012 and 2011	8
	Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2012 and 2011	9
	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	Cautionary Statement About Forward-Looking Statements	32
	Overview	32
	Recent Developments	33
	Subsequent Event	34
	Our Operations	34
	How We Evaluate Our Operations	35
	General Trends and Outlook	38
	Liquidity and Capital Resources	45
	Critical Accounting Policies	48
	Recent Accounting Pronouncements	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION		50

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

Glossary of Terms
As generally used in the energy industry and in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the identified terms have the following meanings:

ASC	Accounting Standards Codification; trademark of the Financial Accounting Standards Board (FASB).
GAAP	General Accepted Accounting Principles: Accounting principles generally accepted in the United States of America.
EBITDA	Net income (loss) before net interest expense, income taxes, and depreciation and amortization. EBITDA is considered to be a non-GAAP measurement.
FERC	Federal Energy Regulatory Commission.
Bbl	Barrels: 42 U.S. gallons measured at 60 degrees Fahrenheit.
MBbl	One thousand barrels.
MMBbl	One million barrels.
Btu	British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
MMBtu	One million British thermal units.
Mcf	One thousand cubic feet.
Gal	Gallons.
/d	Per day.
Mcf	One thousand cubic feet.
MMcf	One million cubic feet.
NGL or NGLs
Natural gas liquid(s): The combination of ethane, propane, normal butane, isobutane and natural gasoline that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

Condensate
Liquid hydrocarbons present in casinghead gas that condense within the gathering system and are removed prior to delivery to the gas plant. This product is generally sold on terms more closely tied to crude oil pricing.

Fractionation	Process by which natural gas liquids are separated into individual components
As used in this Quarterly Report, unless the context otherwise requires, “we,” “us,” “our,” the “Partnership” and similar terms refer to American Midstream Partners LP, together with its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$497	$871
Accounts receivable	1,776	1,218
Unbilled revenue	17,603	19,745
Risk management assets	1,347	456
Other current assets	2,924	3,323
Total current assets	24,147	25,613
Property, plant and equipment, net	217,552	170,231
Risk management assets - long term	207	—
Other assets, net	4,520	3,707
Total assets	$246,426	$199,551
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$3,040	$837
Accrued gas purchases	12,912	14,715
Risk management liabilities	—	635
Accrued expenses and other current liabilities	5,207	7,086
Total current liabilities	21,159	23,273
Other liabilities	8,884	8,612
Long-term debt	118,650	66,270
Total liabilities	148,693	98,155
Commitments and contingencies (see Note 12)
Partners’ capital
General partner interest (185 and 185 thousand units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	1,669	1,091
Limited partner interest (9,108 and 9,087 thousand units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	88,202	99,890
Accumulated other comprehensive income	455	415
Total partners’ capital	90,326	101,396
Total liabilities and partners’ capital	$239,019	$199,551
Noncontrolling interests	7,407	—
Total liabilities, partners’ capital and noncontrolling interest	$246,426	$199,551
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except for per unit amounts)
Revenue	$58,086	$57,005	$148,363	$190,374
Realized gain (loss) on early termination of commodity derivatives	—	—	—	(2,998)
Unrealized gain (loss) on commodity derivatives	(1,762)	953	1,732	(19)
Total revenue	56,324	57,958	150,095	187,357
Operating expenses:
Purchases of natural gas, NGLs and condensate	43,900	47,359	107,348	157,725
Direct operating expenses	5,264	3,385	12,031	9,548
Selling, general and administrative expenses	3,679	2,497	10,676	7,649
Advisory services agreement termination fee	—	2,500	—	2,500
Equity compensation expense	474	331	1,272	2,989
Depreciation and accretion expense	5,536	5,261	15,819	15,468
(Gain) loss on sale of assets, net	(4)	(586)	(126)	(586)
Total operating expenses	58,849	60,747	147,020	195,293
Operating income (loss)	(2,525)	(2,789)	3,075	(7,936)
Other income (expenses):
Interest expense	(1,501)	(1,378)	(3,083)	(3,923)
Net income (loss)	$(4,026)	$(4,167)	$(8)	$(11,859)
Net income (loss) attributable to noncontrolling interests	$249	$—	$249	$—
Net income (loss) attributable to the Partnership	$(4,275)	$(4,167)	$(257)	$(11,859)
General partners' interest in net income (loss)	$(85)	$(83)	$(5)	$(237)
Limited partners’ interest in net income (loss)	$(4,190)	$(4,084)	$(252)	$(11,622)
Limited partners’ net income (loss) per unit (basic and diluted) (See Note 9)	$(0.46)	(0.53)	(0.03)	(1.85)
Weighted average number of units used in computation of limited partners’ net income (loss) per unit (basic and diluted)	9,108	7,774	9,103	6,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$(4,275)	$(4,167)	$(257)	$(11,859)
Unrealized gain (loss) on post retirement benefit plan assets and liabilities	23	83	40	83
Comprehensive income (loss)	$(4,252)	$(4,084)	$(217)	$(11,776)
Less: Comprehensive income (loss) attributable to noncontrolling interests	$249	$—	$249	$—
Comprehensive income attributable to Partnership	$(4,501)	$(4,084)	$(466)	$(11,776)
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Partners’ Capital
and Noncontrolling Interest
(Unaudited)

	Limited Partner Common Units	Limited Partner Subordinated Units	Limited Partner Interest	General Partner Units	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interest
	(in thousands)
Balances at December 31, 2010	5,363	—	$83,624	109	$2,124	$56	$85,804	—
Net income (loss)	—	—	(11,622)	—	(237)	—	(11,859)	—
Recapitalization	(4,602)	4,526	—	76	—	—	—	—
Issuance of common units to public, net of offering costs	3,750	—	69,085	—	—	—	69,085	—
Unitholder distributions	—	—	(40,247)	—	(814)	—	(41,061)	—
LTIP vesting	15	—	318	—	(318)	—	—	—
Unit based compensation	—	—	218	—	1,016	—	1,234	—
Adjustments to other post retirement plan assets and liabilities	—	—	—	—	—	83	83	—
Balances at September 30, 2011	4,526	4,526	$101,376	185	$1,771	$139	$103,286	—
Balances at December 31, 2011	4,561	4,526	$99,890	185	$1,091	$415	$101,396	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	7,407
Net income (loss)	—	—	(252)	—	(5)	—	(257)	249
Unitholder contributions	—	—	—	—	13	—	13	—
Unitholder distributions	—	—	(11,809)	—	(241)	—	(12,050)	—
Net distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(249)
LTIP vesting	20	—	364	—	(364)	—	—	—
Tax netting repurchase	(4)	—	(88)	—	—	—	(88)	—
Unit based compensation	5	—	97	—	1,175	—	1,272	—
Adjustments to other post retirement plan assets and liabilities	—	—	—	—	—	40	40	—
Balances at September 30, 2012	4,582	4,526	$88,202	185	$1,669	$455	$90,326	$7,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(8)	$(11,859)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and accretion expense	15,819	15,468
Amortization of deferred financing costs	493	1,121
Unrealized (gain) loss on derivative contracts	(1,733)	19
Unit based compensation	1,272	1,234
OPEB plan net periodic (benefit) cost	(61)	—
(Gain) loss on sale of assets	(126)	(586)
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed:
Accounts receivable	(558)	(536)
Unbilled revenue	6,677	4,108
Risk management assets	—	(670)
Other current assets	1,285	(173)
Other assets, net	(65)	33
Accounts payable	1,396	(108)
Accrued gas purchases	(5,833)	(3,397)
Accrued expenses and other current liabilities	(1,879)	2,717
Other liabilities	(203)	(272)
Net cash provided (used) in operating activities	16,476	7,099
Cash flows from investing activities
Cost of acquisition, net of cash acquired	(51,377)	—
Additions to property, plant and equipment	(4,465)	(4,890)
Proceeds from disposals of property, plant and equipment	126	125
Net cash provided (used) in investing activities	(55,716)	(4,765)
Cash flows from financing activities
Unit holder contributions	13	—
Unit holder distributions	(12,050)	(41,061)
Net distributions to noncontrolling interest owners	(249)	—
Proceeds upon issuance of common units to public, net of offering costs	—	69,085
LTIP tax netting unit repurchase	(88)	—
Payments on other loan	—	(615)
Deferred debt issuance costs	(1,140)	(2,256)
Payments on long-term debt	(42,310)	(103,870)
Borrowings on long-term debt	94,690	76,850
Net cash provided (used) in financing activities	38,866	(1,867)
Net increase (decrease) in cash and cash equivalents	(374)	467
Cash and cash equivalents
Beginning of period	871	63
End of period	$497	$530
Supplemental cash flow information
Interest payments	$1,894	$3,201
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$808	$353
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
Our assets are primarily located in Alabama, Louisiana, Mississippi, Tennessee, and Texas. We organize our operations into two business segments: (1) Gathering and Processing; and (2)Transmission.
Our Gathering and Processing segment is an integrated midstream natural gas system that provides gathering, compression, treating, processing, fractionation, transportation, and sales of natural gas, NGLs and condensate. Our Gathering and Processing segment includes the following systems:

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

•
The Chatom gathering, processing and fractionation plant is located in Washington County, Alabama, approximately 15 miles from our Bazor Ridge processing plant in Wayne County, Mississippi, and consists of a 25 MMcf/d refrigeration processing plant, a 1,900 Bbl/d fractionation unit, a 160 long-ton per day sulfur recovery unit, and a 29-mile gas gathering system, to which we have an 87.4% undivided interest.

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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include disclosures required by GAAP for annual periods. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of September 30, 2012, and December 31, 2011, condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011, statement of changes in partners’ capital and noncontrolling interest for the nine months ended September 30, 2012 and 2011, and statements of cash flows for the nine months ended September 30, 2012 and 2011.
Our financial results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”) filed on March 19, 2012.

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
Accounting for Regulated Operations
Certain of our natural gas pipelines are subject to regulations by the FERC. The FERC exercises statutory authority over matters such as construction, transportation rates we charge and our underlying accounting practices and ratemaking agreements with customers. Accordingly, we record costs that are allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a non-regulated entity. Also, we record assets and liabilities that result from the regulated ratemaking process that would be recorded under GAAP for our regulated entities. As of September 30, 2012 and December 31, 2011, we had no such material regulatory assets or liabilities.
2. Summary of Significant Accounting Policies

Revenue Recognition and the Estimation of Revenues
We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectability is reasonably assured. We record revenue and cost of product sold on a gross basis for those transactions where we act as the principal and take title to natural gas, NGLs or condensates that are purchased for resale. When our customers pay us a fee for providing a service such as gathering, treating or transportation, we record those fees separately in revenues. For the three and nine months ended September 30, 2012 and 2011, respectively, we recognized the following revenues by category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Transportation - firm	$2,230	$2,077	$7,703	$7,572
Transportation - interruptible	798	888	2,838	2,671
Sales of natural gas, NGLs and condensate	53,771	53,833	134,153	179,545
Other	1,287	207	3,669	586
Revenue	$58,086	$57,005	$148,363	$190,374
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

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling interest holders' proportionate share of the equity of the Chatom Assets.  Noncontrolling interest is adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses.  Management reports noncontrolling interest in the Chatom Assets in the financial statements pursuant to paragraph ASU No. 810-10-65-1.  The 12.6% noncontrolling interest is held by other non-affiliated working interest owners.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about the impact of offsetting, or netting, on a company’s financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, and retrospectively for all comparative periods presented. Under GAAP, derivative assets and liabilities can be offset under certain conditions. The ASU requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. Except for additional disclosures related to our offsetting arrangements, the adoption of the amended guidance is not expected to have a material effect on the Partnership's consolidated financial statements.
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
The Plant is located in St. Mary Parish, Louisiana, and processes raw natural gas using a cryogenic expander. The Plant inlet volumes are sourced from offshore natural gas production via our Quivira system, Gulf South pipelines and onshore from individual producers near the plant. The Quivira system currently supplies approximately 88% of the inlet volume to the Plant. The residue gas is transported, via pipeline to Gulf South and Tennessee Gas Pipeline and the Y-grade liquid is transported via pipeline to K/D/S Promix, LLC (“Promix”), an Enterprise-operated fractionator. The current capacity of the plant is 165.0 MMcf/d. The acquisition complemented our existing assets given it is the majority of the inlet volume to the Quivira system and is included in our Gathering and Processing segment.
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
Chatom Gathering, Processing and Fractionation Plant
Effective July 1, 2012, we acquired an 87.4% undivided interest in the Chatom processing and fractionation plant and associated gathering infrastructure (“Chatom Assets”) from affiliates of Quantum Resources Management, LLC. The acquisition fair value of consideration of $51.4 million includes a credit associated with the cash flow the Chatom Assets generated between January 1, 2012, and the effective date of July 1, 2012.  The consideration paid by the Partnership consisted of cash, which was funded under borrowings under our revolving credit facility.

The Chatom Assets are located in Washington County, Alabama, approximately 15 miles from our Bazor Ridge processing plant in Wayne County, Mississippi, and consists of a 25 MMcf/d refrigeration processing plant, a 1,900 Bbl/d fractionation unit, a160 long-ton per day sulfur recovery unit, and a 29 mile gas gathering system. We believe the Chatom Assets will be accretive to the Partnership's distributable cash flow per unit.

Our 87.4% undivided interest in the Chatom Assets contributed $13.1 million of revenue and $1.7 million of net income attributable to the partnership, which are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2012, respectively.

The following table presents unaudited pro forma consolidated information of the Partnership, adjusted for the acquisition of the Chatom Assets, as if the acquisition had occurred on January 1, 2011:

Nine months ended
September 30, 2012
(unaudited, in thousands)
Revenue	$185,851
Net income	$1,926

These amounts have been calculated after applying the Partnership's accounting policies and adjusting the results to reflect i) additional depreciation and amortization that would have been charged assuming fair value adjustments to property, plant and equipment, and ii) recording pro forma interest expense on debt that would have been incurred to acquire the Chatom Assets as of January 1, 2012.

The following table presents unaudited pro forma consolidated information of the Partnership, adjusted for the acquisition of the Chatom Assets, as if the acquisition had occurred on January 1, 2011:

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
	(unaudited, in thousands)
Revenue	$68,721	$221,579
Net loss	$(4,580)	$(11,543)

These amounts have been calculated after applying the Partnership's accounting policies and adjusting the results to reflect i) additional depreciation and amortization that would have been charged assuming fair value adjustments to property, plant and equipment, and ii) recording pro forma interest expense on debt that would have been incurred to acquire the Chatom Assets as of January 1, 2011.

The following table presents the fair value of consideration transferred to acquire the Chatom Assets and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the 12.6% noncontrolling interest in the Chatom Assets at the acquisition date:

(in thousands)
Cash	$51,377
Recognized amounts of identifiable assets acquired and liabilities assumed:
Unbilled revenue	$4,535
Property, plant and equipment	58,279
Asset retirement cost	452
Accounts payable	(399)
Accrued gas purchases	(3,631)
Asset retirement obligations	(452)
Noncontrolling interest	(7,407)
Total identifiable net assets	$51,377

The fair value of the property, plant and equipment and noncontrolling interests were estimated by applying a combination of the market and income approaches. This fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates are based on i) an assumed cost of capital of 9.25%, ii) an assumed terminal value based on the present value of estimated EBITDA, iii) an inflationary cost increase of 2.5%, iv) forward market prices as of July 2012 for natural gas and crude oil, iv) a Federal tax rate of 35% and a state tax rate of 6.5%, and v) an increase in processed and fractionated volumes in 2013, declining thereafter. Working capital was estimated using net realizable value. Accrued revenue is deemed to be fully collectible at July 1, 2012.
4. Concentration of Credit Risk and Trade Accounts Receivable
Our primary market areas are located in the United States along the Gulf Coast and in the Southeast. We have a concentration of trade receivable balances due from companies engaged in the production, trading, distribution and marketing of natural gas and NGL products. This concentration of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Generally, our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable; however, for the nine months ended September 30, 2012 and period ended December 31, 2011, no allowances on or write-offs of accounts receivable were recorded.
ConocoPhillips Corporation, Shell Trading (US) Company, Enbridge Marketing (US) L.P., and ExxonMobil Corporation were significant customers, representing at least 10% of our consolidated revenue, accounting for $13.3 million, $9.9 million, $6.9 million, and $6.5 million, respectively, of our consolidated revenue in the consolidated statement of operations in the three months ended September 30, 2012. ConocoPhillips Corporation, Enbridge Marketing (US) L.P., and ExxonMobil Corporation were significant customers, representing at least 10% of our consolidated revenue, accounting for $24.3 million, $10.5 million, and $10.1 million, respectively, of our consolidated revenue in the consolidated statement of operations in the three months ended September 30, 2011.
ConocoPhillips Corporation, Enbridge Marketing (US) L.P., and ExxonMobil Corporation were significant customers, representing at least 10% of our consolidated revenue, accounting for $42.7 million, $23.9 million, and $18.3 million, respectively, for nine months ended September 30, 2012 and $78.6 million, $33.4 million, and $29.8 million, respectively, for the nine months ended September 30, 2011.
5. Derivatives
Commodity Derivatives
To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management’s view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our general partner. During the nine months ended September 30, 2012 and 2011, we entered into various commodity swap, option, and collar arrangements.
In June 2011, the Board of Directors of our general partner determined that we would gain operational and strategic flexibility from canceling our then-existing NGL swap contracts and entering into new NGL swap contracts with an existing counterparty that extend through the end of 2012.
We enter into commodity contracts with multiple counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of September 30, 2012, we have not posted collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.
As of September 30, 2012, the aggregate notional volume of our commodity derivatives was 11.4 million gallons.
As of September 30, 2012 and December 31, 2011, the fair value associated with our derivative instruments were recorded in our financial statements, under the caption Risk management assets and Risk management liabilities, as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Risk management assets:
Commodity derivatives	$1,347	$456
Risk management assets - long term:
Commodity derivatives	$207	$—
Risk management liabilities:
Commodity derivatives	$—	$635
Risk management liabilities - long term:
Commodity derivatives	$—	$—
We recorded the following unrealized mark-to-market gains (losses) in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Commodity derivatives	$(1,762)	$953	$1,732	$(19)

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
We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period for which the transfer has occurred, there were no such transfers for nine months ended September 30, 2012 or period ended December 31, 2011.
Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at
	September 30, 2012	Valuation Technique	Unobservable Input	Range
	(in thousands)
Commodity derivative asset (liability), net	$1,553	Forecasted future cash flow	Forward commodity prices	$0.965	to	$1.220
			Volatility curves	20.0%	to	34.8%
			Discount factors	0.973	to	1.070
The significant unobservable inputs used in the fair value measurement of the commodity derivative asset (liability) are forward commodity prices and volatility curves. Significant increases or decreases in the inputs in isolation would result in a significantly lower or higher fair value measurement.
Fair Value of Financial Instruments
The following table sets forth by level within the fair value hierarchy, our net derivative assets (liabilities) that were measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
		(in thousands)
Commodity derivative asset (liability), net
September 30, 2012	$1,553	$—	$—	$1,553	$1,553
December 31, 2011	$(179)	$—	$—	$(179)	$(179)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Fair value asset (liability), beginning of period	$3,315	$(302)	$(179)	$—
Realized gain (loss) on early termination of commodity derivatives	—	—	—	(2,998)
Unrealized gain (loss) on commodity derivatives	(1,762)	953	1,732	(19)
Purchases	—	—	—	670
Settlements	—	—	—	2,998
Fair value asset (liability), end of period	$1,553	$651	$1,553	$651

Also included in revenue were $1.0 million and $(0.4) million in realized gains (losses) for the three months ended September 30, 2012 and 2011, respectively, and $1.6 million and $(1.3) million in realized gains (losses) for the nine months ended September 30, 2012 and 2011, respectively, representing our monthly swap settlements.
7. Property, Plant and Equipment
Property, plant and equipment, net, as of September 30, 2012 and December 31, 2011 were as follows:

	Useful Life	September 30, 2012	December 31, 2011
	(in years)	(in thousands)
Land		$2,254	$41
Construction in progress		3,347	3,380
Buildings and improvements	4 to 40	1,439	1,490
Processing and treating plants	8 to 40	97,816	49,396
Pipelines	5 to 40	157,042	146,788
Compressors	4 to 20	8,681	7,437
Equipment	8 to 20	2,078	1,198
Computer software	5	1,691	1,500
Total property, plant and equipment		274,348	211,230
Accumulated depreciation		(56,796)	(40,999)
Property, plant and equipment, net		$217,552	$170,231
Of the gross property, plant and equipment balances at September 30, 2012 and December 31, 2011, $24.8 million and $24.0 million were related to AlaTenn and Midla, our FERC regulated interstate assets.
Asset Retirement Obligations
We record a liability for the fair value of asset retirement obligations and conditional asset retirement obligations that we can reasonably estimate, on a discounted basis, in the period in which the liability is incurred. We collectively refer to asset retirement obligations and conditional asset retirement obligations as ARO.
During the nine months ended September 30, 2012 and year ended December 31, 2011, we recognized $0.5 million and $0.9 million of AROs included in other liabilities for specific assets that we intend to retire for operational purposes.
We recorded accretion expense, which is included in depreciation expense, of less than $0.1 million and $0.3 million in our consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively, and less than $0.1 million and $1.0 million in our consolidated statements of operations for the nine months ended September 30, 2012 and 2011, respectively, related to these AROs.
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
The credit facility provides for a maximum borrowing equal to the lesser of (i) $200 million or (ii) 4.50 times adjusted consolidated EBITDA. We may elect to have loans under the credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.25% to 3.50% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1% (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.25% to 2.50% depending on the total leverage ratio then in effect. We also pay a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan. For the nine months ended September 30, 2012 and 2011, the weighted average interest rate on borrowings under our credit facility was approximately 4.09% and 7.37%, respectively.

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
The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.50 times) and a minimum interest coverage ratio test (not less than 2.50 times). We were in compliance with all of the covenants under our credit facility as of September 30, 2012.
As of September 30, 2012, the total leverage ratio test, one of the primary financial covenants that we are required to maintain under our credit facility, was 4.31. Our ability to comply with these covenants and ratios in the future will be affected by the levels of debt and of cash flow from our operations, among other factors.

In order to remain in compliance with our financial covenants and ratios under our credit facility, we believe that we have several options available to us that we may pursue separately or in combination. First, subject to market conditions, we have the ability to issue debt or equity securities to refinance or pay down outstanding borrowings under our credit facility and to fund future growth capital expenditures. Second, we may request a waiver from the lenders in our credit facility. Third, we may seek to reduce our debt by amounts that exceed our operating cash flows through actions such as a reduction in capital expenditures; suspension of our quarterly distributions to subordinated unitholders and, thereafter, unitholders; the sale of assets; further reduction of operating and administrative costs; or other steps to enhance liquidity and reduce debt and avoid default.

If we were not in compliance with the financial covenants in the credit facility, or if we did not enter into an agreement to refinance or extend the due date on the credit facility, our debt could become due and payable upon acceleration by the lenders in our banking group. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders.
Our outstanding borrowings under the credit facility at September 30, 2012 and December 31, 2011, respectively, were:

	September 30, 2012	December 31, 2011
	(in thousands)
Revolving loan facility	$118,650	$66,270
At September 30, 2012 and December 31, 2011, letters of credit outstanding under the credit facility were $0.6 million.
In connection with our credit facility and amendments thereto, we incurred $3.6 million in debt issuance costs that are being amortized on a straight-line basis over the term of the credit facility.
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

The numbers of units outstanding were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Limited partner common units	4,582	4,561
Limited partner subordinated units	4,526	4,526
General partner units	185	185
The outstanding units noted above reflect the retroactive treatment of the reverse unit split resulting from the recapitalization described above.
Net Income (Loss) attributable to Limited Common and General Partner Units
Net income (loss) attributable to the general partner and the limited partners (common unit holders) is allocated in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic and diluted net income (loss) per limited partner common unit is calculated by dividing limited partners’ interest in net income (loss) by the weighted average number of outstanding limited partner common units during the period.
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
We determined basic and diluted net income (loss) per general partner unit and limited partner unit as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands except unit amounts)
Net income (loss) attributable to general partner and limited partners	$(4,275)	$(4,167)	$(257)	$(11,859)
Weighted average general partner and limited partner units outstanding (basic and diluted) (a)	9,293	7,932	9,288	6,421
General partner and limited partner net income (loss) per unit (basic and diluted)	(0.46)	(0.53)	(0.03)	(1.85)
Net income (loss) attributable to limited partners	$(4,190)	$(4,084)	$(252)	$(11,622)
Weighted average limited partner units outstanding (basic and diluted) (a)	9,108	7,774	9,103	6,296
Limited partners’ net income (loss) per unit (basic and diluted)	(0.46)	(0.53)	(0.03)	(1.85)
Net income (loss) attributable to general partner	$(85)	$(83)	$(5)	$(237)
Weighted average general partner units outstanding (basic and diluted)	185	158	185	125
General partner net income (loss) per unit (basic and diluted)	$(0.46)	$(0.53)	$(0.03)	$(1.90)

a)	Gives effect to the reverse unit split.
Distributions
We made distributions of $12.1 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively. We made no distributions in respect of our general partner’s incentive distribution rights.
In addition to the distributions described above, in August 2011, we made a special distribution of $33.7 million to participants in our long-term incentive plan (“LTIP”) holding common units, AIM Midstream Holdings and our general partner.
10. Long-Term Incentive Plan
Our general partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the board of directors of our general partner adopted a long-term incentive plan (“LTIP”) for its employees and consultants and directors who perform services for it or its affiliates. On May 25, 2010, the board of directors of our general partner adopted an amended and restated long-term incentive plan. On July 11, 2012, the board of directors of our general partner adopted a second amended and restated long-term incentive plan that effectively increased available awards by 871,750 units. At September 30, 2012 and December 31, 2011, 908,588 and 54,827 units, respectively, were available for future grant under the LTIP, giving retroactive treatment to the reverse unit split in connection with our recapitalization described in our Annual Report.
Ownership in the awards is subject to forfeiture until the vesting date. The LTIP is administered by the board of directors of our general partner. The board of directors of our general partner, at its discretion, may elect to settle such vested phantom units with a number of units equivalent to the fair market value at the date of vesting in lieu of cash. Although, our general partner has the option to settle in cash upon the vesting of phantom units, our general partner does not intend to settle these awards in cash. Although other types of awards are contemplated under the LTIP, all currently outstanding awards are phantom units without distribution equivalent rights ("DERs"). Generally, grants issued under the LTIP vest in increments of 25% on each of the first four anniversary dates of the date of the grant and do not contain any other restrictive conditions related to vesting other than continued employment.
Prior to our initial public offering, the fair value of the grants issued was calculated by the general partner based on several valuation models, including: a discounted cash flow ("DCF") model, a comparable company multiple analysis and a comparable recent transaction multiple analysis. As it relates to the DCF model, the model includes certain market assumptions related to future throughput volumes, projected fees and/or prices, expected costs of sales and direct operating costs and risk adjusted discount rates. Both the comparable company analysis and recent transaction analysis contain significant assumptions consistent with the DCF model, in addition to assumptions related to comparability, appropriateness of multiples (primarily based on adjusted EBITDA and DCF) and certain assumptions in the calculation of enterprise value.

The following table summarizes our unit-based awards for each of the periods indicated, in units:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Outstanding at beginning of period	172,551	209,824	162,860	205,864
Granted	—	—	34,560	19,414
Forfeited	(12,517)	—	(12,517)	—
Vested	—	—	(24,869)	(15,454)
Outstanding at end of period	160,034	209,824	160,034	209,824
Fair value per unit	14.70 to $21.40	14.70 to $19.69	14.70 to $21.40	14.70 to $19.69
The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these awards, including amortization, for the three months ended September 30, 2012 and 2011 was $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $1.3 million and $3.0 million, respectively, which is classified as equity compensation expense in the consolidated statement of operations and the non-cash portion in partners’ capital on the consolidated balance sheet.
The total fair value of vested units at the time of vesting was $0.5 million and $1.2 million for the nine months ended September 30, 2012 and period ended December 31, 2011, respectively.
The total compensation cost related to unvested awards not yet recognized at September 30, 2012 and period ended December 31, 2011 was $2.1 million and $2.7 million, respectively, and the weighted average period over which this cost is expected to be recognized as of September 30, 2012 is approximately 1.3 years.
11. Post-Employment Benefits
We sponsor a contributory postretirement plan that provides medical, dental and life insurance benefits for qualifying U.S. retired employees (referred to as the “OPEB Plan”).
Components of Net Periodic (Benefit) Cost recognized in the Condensed Consolidated Statements of Operations

	OPEB Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Net Periodic (Benefit) Cost
Service cost	$1	—	$3	—
Interest cost	4	—	12	—
Expected return on plan assets	(16)	—	(49)	—
Amortization of net (gain) loss	(9)	—	(27)	—
Net periodic (benefit) cost	$(20)	$—	$(61)	$—
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
Commitments and contractual obligations
Future non-cancellable commitments related to certain contractual obligations as of September 30, 2012 are presented below:

	Payments Due by Period (in thousands)
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases and service contract	$2,282	$99	$416	$423	$400	$156	$788
Asset retirement obligation	8,559	—	—	—	—	8,107	452
Total	$10,841	$99	$416	$423	$400	$8,263	$1,240
Total expenses related to operating leases, asset retirement obligations, land site leases and right-of-way agreements were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Operating leases	$254	$177	$692	$578
Asset retirement obligation	10	2	23	10
	$264	$179	$715	$588
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
In July 2011, we self-reported these issues to the MDEQ and EPA Region IV. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order was executed, which included a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ is currently processing this permit application. In December 2011, EPA Region IV performed an inspection of the plant, and they followed up with an Information Request in May 2012. We have responded to this Information Request.
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
Separation Agreement
As of September 30, 2012, it is possible that we will incur cost of up to approximately $0.5 million in relation to a separation agreement with a former employee. In the event payment is made to the former employee pursuant to the separation agreement, we expect to receive payment from our insurance carrier of up to approximately 30% of the amount paid to the former employee.
13. Related-Party Transactions

Employees of our general partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our general partner to American Midstream, LLC, which, in turn, charges the appropriate subsidiary. Our general partner does not record any profit or margin for the administrative and operational services charged to us. During the three months ended September 30, 2012 and 2011, administrative and operational services expenses of $2.9 million and $2.0 million, respectively, were charged to us by our general partner. During the nine months ended September 30, 2012 and 2011 administrative and operational services expense of $9.1 million and $7.4 million respectively, were charged to us by our general partner and increased primarily due to payroll costs. For the three months ended September 30, 2012, our general partner incurred approximately $0.2 million of costs associated with certain business development activities.  If the business development activities result in a project that will be pursued and funded by the Partnership, we will reimburse our general partner for the business development costs related to that project.
Prior to our IPO, we had entered into an advisory services agreement with American Infrastructure MLP Management, L.L.C., American Infrastructure MLP PE Management, L.L.C., and American Infrastructure MLP Associates Management, L.L.C., as the advisors. The agreement provided for the payment of $0.3 million in 2010 and annual fees of $0.3 million plus annual increases in proportion to the increase in budgeted gross revenues thereafter. In exchange, the advisors agreed to provide us services in obtaining equity, debt, lease and acquisition financing, as well as providing other financial, advisory and consulting services. On August 1, 2011, and in connection with our IPO, we terminated the advisory services agreement in exchange for a one-time payment of $2.5 million. For the three and nine months ended September 30, 2011, less than $0.1 million was recorded to selling, general and administrative expenses under this agreement.
14. Reporting Segments
Our operations are located in the United States and are organized into two reporting segments: (1) Gathering and Processing and (2) Transmission.
Gathering and Processing
Our Gathering and Processing segment provides “wellhead-to-market” services, which include transporting raw natural gas from the wellhead through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, performing fractionation and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems, to producers of natural gas and oil.
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
The following tables set forth our segment information:

	Three Months Ended
	September 30,
	2012			2011
	Gathering and Processing	Transmission	Total	Gathering and Processing	Transmission	Total
	(in thousands)
Revenue	$45,376	$12,710	$58,086	$41,218	$15,787	$57,005
Segment gross margin (a)	10,736	3,450	14,186	6,821	2,825	9,646
Unrealized gain (loss) on commodity derivatives (b)	(1,762)	—	(1,762)	953	—	953
Direct operating expenses	3,935	1,329	5,264	1,845	1,540	3,385
Selling, general and administrative expenses			3,679			2,497
Advisory services agreement termination fee			—			2,500
Equity compensation expense			474			331
Depreciation and accretion expense			5,536			5,261
(Gain) loss on sale of assets, net			(4)			(586)
Interest expense			1,501			1,378
Net income (loss)			(4,026)			(4,167)
Less: Net income (loss) attributable to noncontrolling interests			249			—
Net income (loss) attributable to the Partnership			$(4,275)			$(4,167)

	Nine Months Ended
	September 30,
	2012			2011
	Gathering and Processing	Transmission	Total	Gathering and Processing	Transmission	Total
	(in thousands)
Revenue	$111,246	$37,117	$148,363	$138,487	$51,887	$190,374
Segment gross margin (a)	29,198	11,817	41,015	22,988	9,661	32,649
Realized gain (loss) on early termination of commodity derivatives (b)	—	—	—	(2,998)	—	(2,998)
Unrealized gain (loss) on commodity derivatives (b)	1,732	—	1,732	(19)	—	(19)
Direct operating expenses	8,495	3,536	12,031	5,478	4,070	9,548
Selling, general and administrative expenses			10,676			7,649
Advisory services agreement termination fee			—			2,500
Equity compensation expense			1,272			2,989
Depreciation and accretion expense			15,819			15,468
(Gain) loss on sale of assets, net			(126)			(586)
Interest expense			3,083			3,923
Net income (loss)			(8)			(11,859)
Less: Net income (loss) attributable to noncontrolling interests			249			—
Net income (loss) attributable to the Partnership			$(257)			$(11,859)

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

(b)
Effective January 1, 2011, we changed our segment gross margin measure to exclude unrealized non cash mark-to-market adjustments related to our commodity derivatives. For the three and nine months ended September 30, 2011, $1.0 million and $(0.1) million, respectively, in unrealized gains (losses) were excluded from our Gathering and Processing segment gross margin. Effective April 1, 2011 we changed our segment gross margin measure to exclude realized gain (loss) on early termination of commodity derivatives. For the three and nine months ended September 30, 2011, zero dollars and $(3.0) million, respectively, in unrealized gains (losses) were excluded from our Gathering and Processing segment gross margin.

Asset information, including capital expenditures, by segment is not included in reports used by our management in their monitoring of performance and therefore is not disclosed.
15. Subsequent Events
Distribution
On October 23, 2012, we announced a distribution of $0.4325 per unit payable on November 14, 2012 to unitholders of record on November 7, 2012.

16. Subsidiary Guarantors

The Partnership has filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities. The subsidiaries of the Partnership (the "Subsidiaries") will be co-registrants with the Partnership, and the registration statement will register guarantees of debt securities by one or more of the Subsidiaries (other than American Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of such debt securities). The financial position and operations of the co-issuer are minor and therefore have been included with the Parent's financial information. As of June 30, 2012, the Subsidiaries were 100% owned by the Partnership and any guarantees by the Subsidiaries will be full and unconditional. As of September 30, 2012, the Subsidiaries have an investment in the non-guarantor subsidiaries equal to a 87.4% undivided interest in its Chatom Assets. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations. None of the assets of the Partnership or the Subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended. For purposes of the following unaudited condensed consolidating financial information, the Partnership's investments in its Subsidiaries and the guarantor subsidiaries' investment in its 87.4% undivided interest in the Chatom Assets are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of the financial position, results of operations, or cash flows had the subsidiary guarantors operated as independent entities. Condensed consolidating financial information for the Partnership, its combined guarantor subsidiaries and non-guarantor subsidiary as of September 30, 2012 and for the three and nine months ended is as follows:

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$1	$496	$—	$—	$497
Accounts receivable	—	1,776	—	—	1,776
Unbilled revenue	—	11,999	5,604	—	17,603
Risk management assets	—	1,347	—	—	1,347
Other current assets	—	2,602	322	—	2,924
Total current assets	1	18,220	5,926	—	24,147
Property, plant and equipment, net	—	158,951	58,601	—	217,552
Risk management assets - long term	—	207	—	—	207
Investment in subsidiaries	90,325	51,863	—	(142,188)	—
Other assets, net	—	4,520	—	—	4,520
Total assets	$90,326	$233,761	$64,527	$(142,188)	$246,426

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$—	$2,571	$469	$—	$3,040
Accrued gas purchases	—	8,615	4,297	—	12,912
Risk management liabilities	—	—	—	—	—
Accrued expenses and other current liabilities	—	5,171	36	—	5,207
Total current liabilities	—	16,357	4,802	—	21,159
Other liabilities	—	8,429	455	—	8,884
Long-term debt	—	118,650	—	—	118,650
Total liabilities	—	143,436	5,257	—	148,693

Total partners' capital	90,326	90,325	51,863	(142,188)	90,326
Total liabilities and partners' capital	$90,326	$233,761	$57,120	$(142,188)	$239,019
Noncontrolling interest	—	—	7,407	—	7,407
Total liabilities, partners' equity and noncontrolling interest	$90,326	$233,761	$64,527	$(142,188)	$246,426

Condensed Consolidating Statements of Operations
Three months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Revenue	$—	$43,085	$15,371	$(370)	$58,086
Unrealized gains (loss) on commodity derivatives	—	(1,762)	—	—	(1,762)
Total revenue	—	41,323	15,371	(370)	56,324
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	32,729	11,541	(370)	43,900
Direct operating expenses	—	4,286	978	—	5,264
Selling, general and administrative expenses	—	3,583	96	—	3,679
Equity compensation expense	—	474	—	—	474
Depreciation and accretion expense	—	5,134	402	—	5,536
(Gain) loss on sale of assets, net	—	(4)	—	—	(4)
Total operating expenses	—	46,202	13,017	(370)	58,849
Operating income (loss)	—	(4,879)	2,354	—	(2,525)
Other income (expenses):
Earnings from consolidated affiliates	(4,275)	2,105	—	2,170	—
Interest expense	—	(1,501)	—	—	(1,501)
Net income (loss)	(4,275)	(4,275)	2,354	2,170	(4,026)
Net income (loss) attributable to noncontrolling interests	—	—	249	—	249
Net income (loss) attributable to the Partnership	$(4,275)	$(4,275)	$2,105	$2,170	$(4,275)

Condensed Consolidating Statements of Operations
Nine months ended September 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Revenue	$—	$133,362	$15,371	$(370)	$148,363
Unrealized gains (loss) on commodity derivatives	—	1,732	—	—	1,732
Total revenue	—	135,094	15,371	(370)	150,095
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	96,177	11,541	(370)	107,348
Direct operating expenses	—	11,053	978	—	12,031
Selling, general and administrative expenses	—	10,580	96	—	10,676
Equity compensation expense	—	1,272	—	—	1,272
Depreciation and accretion expense	—	15,417	402	—	15,819
(Gain) loss on sale of assets, net	—	(126)	—	—	(126)
Total operating expenses	—	134,373	13,017	(370)	147,020
Operating income (loss)	—	721	2,354	—	3,075
Other income (expenses):
Earnings from consolidated affiliates	(257)	2,105	—	(1,848)	—
Interest expense	—	(3,083)	—	—	(3,083)
Net income (loss)	(257)	(257)	2,354	(1,848)	(8)
Net income (loss) attributable to noncontrolling interests	—	—	249	—	249
Net income (loss) attributable to the Partnership	$(257)	$(257)	$2,105	$(1,848)	$(257)

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)

Net cash provided (used) in operating activities	—	14,122	2,354	—	16,476
Cash flows from investing activities
Cost of acquisition, net of cash acquired	—	(51,377)	—	—	(51,377)
Additions to property, plant and equipment	—	(4,196)	(269)	—	(4,465)
Proceeds from disposals of property, plant and equipment	—	126	—	—	126
Net contributions from affiliates	12,037	—	—	(12,037)	—
Net distributions to affiliates	—	(10,201)	(1,836)	12,037	—
Net cash provided (used) in investing activities	12,037	(65,648)	(2,105)	—	(55,716)
Cash flows from financing activities
Unit holder contributions	13	—	—	—	13
Unit holder distributions	(12,050)	—	—	—	(12,050)
Net distributions to noncontrolling interest owners	—	—	(249)	—	(249)
LTIP tax netting unit repurchase	—	(88)	—	—	(88)
Deferred debt issuance costs	—	(1,140)	—	—	(1,140)
Payments on long-term debt	—	(42,310)	—	—	(42,310)
Borrowings on long-term debt	—	94,690	—	—	94,690
Net cash provided (used) in financing activities	(12,037)	51,152	(249)	—	38,866
Net increase (decrease) in cash and cash equivalents	—	(374)	—	—	(374)
Cash and cash equivalents
Beginning of period	1	870	—	—	871
End of period	$1	$496	$—	$—	$497
Supplemental cash flow information
Interest payments	$—	$1,894	$—	$—	$1,894
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$—	$808	$—	$—	$808

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
Overview
We are a growth-oriented Delaware limited partnership that was formed by affiliates of American Infrastructure MLP Fund, L.P. (“AIM”) in August 2009 to own, operate, develop and acquire a diversified portfolio of natural gas midstream energy assets. We are engaged in the business of gathering, treating, processing, fractionating and transporting natural gas through our ownership and operation of ten gathering systems, four processing facilities, two interstate pipelines and five intrastate pipelines as of September 30, 2012. We also own a 50% undivided, non-operating interest in a processing plant located in southern Louisiana. Our primary assets, which are strategically located in Alabama, Louisiana, Mississippi, Tennessee and Texas, provide critical infrastructure that links producers and suppliers of natural gas to diverse natural gas markets, including various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. We currently operate approximately 1,400 miles of pipelines that gather and transport over 500 MMcf/d of natural gas.

Our operations are organized into two segments: (i) Gathering and Processing and (ii) Transmission. In our Gathering and Processing segment, we receive fee-based and fixed-margin compensation for gathering, transporting and treating natural gas. Where we provide processing services at the plants that we own, or obtain processing services for our own account in connection with our elective processing arrangements, we typically retain and sell a percentage of the residue natural gas and resulting natural gas liquids (“NGLs”) under POP arrangements. We own four processing facilities that produced an average of approximately 51.9 Mgal/d and 42.8 Mgal/d of gross NGLs and received approximately 7.3 Mgal/d and 11.0 Mgal/d from our 50% interest in Burns Point Plant for the three and nine months ended September 30, 2012. In addition, in connection with our elective processing arrangements, we contract for processing capacity at the Toca plant operated by a subsidiary of Enterprise Products Partners L.P. (“Enterprise”), where we have the option to process natural gas that we purchase. Under these arrangements, we sold an average of approximately 24.8 Mgal/d and 23.5 Mgal/d of net equity NGL volumes for the three and nine months ended September 30, 2012, respectively.
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
Registration statement

On September 11, 2012, we filed a shelf registration statement on Form S-3 with the SEC with a $400 million offering amount. Once effective, the shelf registration statement will allow us to issue additional partnership equity and debt securities.

Acquisition
During the third quarter of 2012, we announced the closing of the acquisition of an 87.4% undivided interest in the Chatom processing and fractionation plant and associated gathering infrastructure from affiliates of Quantum Resources Management, LLC, effective July 1, 2012.  The acquisition consideration of approximately $51.4 million includes a credit to American Midstream for the cash flow Chatom generated between January 1, 2012, and the acquisition effective date, please read Note 3, "Acquisitions".
Chatom is located in Washington County, Alabama, approximately 15 miles from American Midstream's Bazor Ridge processing plant in Wayne County, Mississippi, and consists of a 25 million cubic feet per day refrigeration processing plant, a 1,900 barrel per day fractionation unit, a 160 long-ton per day sulfur recovery unit, and a 29-mile gas gathering system.
Impact of Hurricane Isaac
During the third quarter of 2012, we suspended operations on all gathering and processing systems in Hurricane Isaac's projected path before the hurricane reached the Gulf Coast.  The hurricane caused direct damage to the Gloria and Lafitte systems.  In addition, the Quivira, Burns Point, and Chalmette systems were indirectly impacted due to customers' production shut-ins.  Following the hurricane, we restored operations as quickly as reasonably possible given the magnitude of the storm surge, dependence on third parties to restore power, the availability of construction equipment and crews, and the impact to producer customers' oil and gas production.
We currently estimate expenditures to repair the Gloria and Lafitte systems could exceed approximately $1.4 million, which will be incurred in the third and fourth quarters of 2012. Operating income was negatively impacted by approximately $1.1 million in the third quarter.  The systems are insured for named windstorms and business interruption after meeting a $1.0 million deductible.
Our assessment to date has not identified the need to write down property, plant and equipment. Final repairs are nearly complete on our Gulf Coast assets that were damaged during Hurricane Isaac, and gathering and processing volumes have returned to pre-hurricane levels.
Subsequent Events
Distribution
On October 23, 2012, we announced a distribution of $0.4325 per unit payable on November 14, 2012 to unitholders of record on November 7, 2012.
Our Operations
We manage our business and analyze and report our results of operations through two business segments:

•
Gathering and Processing. Our Gathering and Processing segment provides “wellhead-to-market” services to producers of natural gas and oil, which include transporting raw natural gas from various receipt points through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, performing fractionation and selling or delivering pipeline quality natural gas as well as NGLs to various markets and pipeline systems.

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

•
Interest in the Chatom Assets. We account for our 87.4% undivided interest in the Chatom Assets pursuant to ASC No. 810-10-65-1, Noncontrolling Interests. Under this method, revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the partners' and the noncontrolling interests. The consolidated income statement shall separately present net income attributable to the partners' and the noncontrolling interests.

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
Gross Margin and Segment Gross Margin
Gross margin and segment gross margin are metrics that we use to evaluate our performance. We define segment gross margin in our Gathering and Processing segment as revenue generated from gathering and processing operations less the cost of natural gas, NGLs and condensate purchased. Revenue includes revenue generated from fixed fees associated with the gathering and treating of natural gas and from the sale of natural gas, NGLs and condensate resulting from gathering, processing and fractionating activities under fixed-margin and POP arrangements. The cost of natural gas, NGLs and condensate includes volumes of natural gas, NGLs and condensate remitted back to producers pursuant to POP arrangements and the cost of natural gas purchased for our own account, including pursuant to fixed-margin arrangements.
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
Effective April 1, 2011, we changed our gross margin and segment gross margin measure to exclude realized gains and losses associated with the early termination of commodity derivative contracts. For the three and nine months ended September 30, 2012, there were no realized gains (losses) associated with the early termination of commodity derivative contracts.
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
We changed our calculation of adjusted EBITDA during 2011 to include the straight-line amortization of commodity put premiums over the life of the associated commodity put contracts. This is necessary as all unrealized commodity gains and losses, by definition, are excluded in calculating adjusted EBITDA and such premium costs would only be included in the calculation of adjusted EBITDA at the expiration of the put contract. We believe this treatment better reflects the allocation of commodity put premium costs over the benefit period of the commodity put contract. Commodity put premium amortization included in the calculation of adjusted EBITDA was less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2012. Further we made a change to the calculation to exclude COMA income from adjusted EBITDA. COMA income excluded from adjusted EBITDA for the three and nine months ended September 30, 2012 was $0.8 million and $3.0 million.
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
The following tables reconcile the non-GAAP financial measures, adjusted EBITDA and distributable cash flow, used by management to their most directly comparable GAAP measures for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Net income (loss) attributable to the Partnership	$(4,275)	$(4,167)	$(257)	$(11,859)
Add:
Depreciation and accretion expense	5,536	5,261	15,819	15,468
Interest expense	1,501	1,378	3,083	3,923
Realized gain (loss) on early termination of commodity derivatives	—	—	—	2,998
Unrealized (gain) loss on commodity derivatives	1,762	(953)	(1,732)	19
Non-cash equity compensation expense	474	331	1,272	1,234
Advisory services agreement termination fee	—	2,500	—	2,500
Special distribution to holders of LTIP phantom units	—	—	—	1,624
Transaction expenses	—	—	—	281
Deduct:
COMA income	819	127	2,980	379
Straight-line amortization of put costs (1)	46	111	269	297
OPEB plan net periodic benefit (cost)	23	—	64	—
Gain (loss) on sale of assets, net	4	586	126	586
Adjusted EBITDA	$4,106	$3,526	$14,746	$14,926
Deduct:
Cash interest expense (2)	$1,292	$646	$2,590	$2,802
Normalized maintenance capital (3)	1,041	750	2,791	2,250
Normalized integrity management (4)	(58)	375	692	1,125
Distributable Cash Flow	$1,831	$1,755	$8,673	$8,749

(1)	Amounts noted represent the straight-line amortization of the cost of commodity put contracts over the life of the contract.

(2)	Excludes amortization of debt issuance costs and mark-to-market adjustments related to interest rate derivatives.

(3)	Amounts noted represent estimated annual maintenance capital expenditures of $3.8 million which is what we expect to be required to maintain our assets over the long term.

(4)
Amounts noted represent average estimated integrity management costs over the seven year mandatory testing cycle net of integrity management costs that are expensed in Selling, general and administrative expenses.

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
We continue to actively manage our capital maintenance and capital program. On August 13, 2012, we announced a growth project and expect to construct a midstream system to gather, treat, compress and process natural gas from wells targeting multiple liquids-rich producing formations, including the Eaglebine Formation. The anticipated midstream system would include up to 60 million cubic feet per day of gathering and processing capacity to support customers' production as well as other third-party development in the area. We expect to complete construction on the initial phase of the midstream infrastructure and begin operations in early 2013.
In our Gathering and Processing segment, favorable oil prices are supporting drilling activity in the liquids-rich Upper Smackover formation, which continues to benefit our Bazor Ridge and Chatom systems. In our Transmission segment, as a result of lower natural gas prices, we have seen increased interest from the industrial and utility markets in northern Alabama and southwestern Mississippi, which we believe will positively impact our AlaTenn and Midla systems.
Credit markets continue to experience near-record lows, which we believe will continue through 2012; however, if monetary policy begins to tighten, our interest rates on floating rate debt facilities and future offerings in the debt capital markets could be higher. An increase in financing costs may affect yield requirements of investors who invest in our common units.
Our expectations are based on assumptions we made and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Results of Operations — Combined Overview
Our distributable cash flow for the third quarter 2012 was $1.8 million, which was no change from third quarter 2011. For the third quarter 2012, gross margin increased $4.6 million from that of the third quarter 2011, from $9.6 million to $14.2 million.
The following table and discussion presents certain of our historical consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Statement of Operations Data:
Revenue	$58,086	$57,005	$148,363	$190,374
Realized gain (loss) on early termination of commodity derivatives	—	—	—	(2,998)
Unrealized gain (loss) on commodity derivatives	(1,762)	953	1,732	(19)
Total revenue	56,324	57,958	150,095	187,357
Operating expenses
Purchases of natural gas, NGLs and condensate	43,900	47,359	107,348	157,725
Direct operating expenses	5,264	3,385	12,031	9,548
Selling, general and administrative expenses	3,679	2,497	10,676	7,649
Transaction expenses	—	2,500	—	2,500
Equity compensation expense (a)	474	331	1,272	2,989
Depreciation and accretion expense	5,536	5,261	15,819	15,468
(Gain) loss on sale of assets, net	(4)	(586)	(126)	(586)
Total operating expenses	58,849	60,747	147,020	195,293
Operating income (loss)	(2,525)	(2,789)	3,075	(7,936)
Interest expense	(1,501)	(1,378)	(3,083)	(3,923)
Net income (loss)	$(4,026)	$(4,167)	$(8)	$(11,859)
Net income (loss) attributable to noncontrolling interests	249	—	249	—
Net income (loss) attributable to the Partnership	(4,275)	(4,167)	(257)	(11,859)
Other Financial Data:
Gross margin (b)	$14,186	$9,646	$41,015	$32,649
Adjusted EBITDA (c)	$4,106	$3,526	$14,746	$14,926
Distributable cash flow (d)	$1,831	$1,755	$8,673	$8,749

(a)
Represents cash and non-cash costs related to our LTIP. Of these amounts, $0.5 million and $0.3 million, for the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $1.2 million, for the nine months ended September 30, 2012 and 2011, respectively, were non-cash expenses.

(b)
For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of how we use gross margin to evaluate our operating performance.

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

Three months ended September 30, 2012 Compared to Three months ended September 30, 2011
Revenue. Our total revenue in the three months ended September 30, 2012 was $56.3 million compared to $58.0 million in the three months ended September 30, 2011. The decrease of $1.7 million was primarily due to increased condensate volumes, increased NGL production volumes and throughput offset by lower realized natural gas prices in both our Gathering and Processing and Transmission segments, and lower realized NGL prices in our Gathering and Processing segment. In addition:

•
Condensate volumes were the primary reason for the increase in our revenues, as our condensate volumes increased approximately 3.7 million gallons in the third quarter 2012 over the same period in 2011 due to the newly acquired Chatom Assets. Although impacted by Hurricane Isaac, gross NGL production increased to 59.2 Mgal/d due to the newly acquired Chatom Assets offset by lower realized NGL prices, which were approximately 32% lower in the third quarter 2012 than the third quarter 2011.

•
We entered into a series of swap, collar and put contracts during the three months ended September 30, 2012. These commodity derivative transactions had a negative net effect of $(1.8) million on our revenue related to unrealized loss for the three months ended September 30, 2012. For the three months ended September 30, 2011 we recognized an unrealized valuation gain of $1.0 million related to commodity derivative contracts. For a discussion of our commodity derivative positions, please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” Unrealized gain (loss) on commodity derivatives are not included in Gross Margin.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate in the three months ended September 30, 2012 were $43.9 million compared to $47.4 million in the three months ended September 30, 2011. This decrease of $3.5 million was primarily due to lower realized natural gas and NGL prices offset by an increase in the purchase of condensate volumes as a result of our acquisition of the Chatom Assets, effective July 1, 2012, in our Gathering and Processing segment and lower realized natural gas prices in our Transmission segment. Our natural gas purchases related to our fixed margin contracts and the allocated natural gas proceeds related to our POP agreements are based on the same indexes as the corresponding natural gas sales, so we saw a similar decrease in the price which we paid to purchase natural gas as we did to sell it. We also saw decreased NGL costs associated with the allocated proceeds of NGL revenue related to our POP agreements.
Gross Margin. Gross margin in the three months ended September 30, 2012 was $14.2 million compared to $9.6 million in the three months ended September 30, 2011. This increased of $4.6 million was primarily due to gross margin from our 50% non-operated interest in the Burns Point processing plant, which we acquired in the fourth quarter of 2011 and gross margin from our newly acquired 87.4% undivided interest in the Chatom Assets effective July 1, 2012. The increase was partially offset by lower gross margin at processing plants owned by the Partnership due to lower realized NGL prices, and lower throughput volumes and NGL production on several assets in the Gathering and Processing segment, including lower volumes resulting from Hurricane Isaac.
Direct Operating Expenses. Direct operating expenses in the three months ended September 30, 2012 were $5.3 million compared to $3.4 million in the three months ended September 30, 2011. This increase of $1.9 million was primarily due to the operating costs associated with our 50% interest ownership of Burns Point effective November 1, 2011 and our interest in the Chatom Assets effective July 1, 2012. Incremental direct operating expenses of $0.3 million were associated with repairs as a result of reconnecting our facilities due to Hurricane Isaac.
Selling, General and Administrative Expenses. SG&A expenses in the three months ended September 30, 2012 were $3.7 million compared to $2.5 million in the three months ended September 30, 2011. This increase of $1.2 million was primarily due to $0.5 million in increased costs associated with operating as a publicly traded company, increased integrity management costs of $0.4 million and increased payroll costs of $0.3 million.
Equity Compensation Expense. Compensation expense in the three months ended September 30, 2012 was $0.5 million compared to $0.3 million in the three months ended September 30, 2011. This increase of $0.2 million was primarily due to the amortization associated with new LTIP grants in April and July 2012.
Depreciation Expense. Depreciation expense in the three months ended September 30, 2012 was $5.5 million compared to $5.3 million in the three months ended September 30, 2011. This increase of $0.2 million was due to the newly acquired long-

lived assets associated with the Chatom Assets.
Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011
Revenue. Our total revenue in the nine months ended September 30, 2012 was $150.1 million compared to $187.4 million in the nine months ended September 30, 2011. The decrease of $37.3 million was primarily due to lower realized natural gas prices and natural gas sales volumes in both our Gathering and Processing and Transmission segments offset by an increase in condensate volumes. In addition:

•
Natural gas prices were the primary reason for the decrease in our revenues, as our realized natural gas prices were approximately 36% lower in the nine months ended September 30, 2012 than over the same period in 2011. Natural gas sales volumes decreased due to new volumes gathered and transported under transportation agreements instead of fixed margin contracts. Revenues were also lower due to lower realized NGL prices in our Gathering and Processing segment. Realized NGL prices were approximately 17% lower in the nine months ended September 30, 2012 than the nine months ended September 30, 2011.

•
We entered into a series of swap, collar and put contracts during the nine months ended September 30, 2012. These commodity derivative transactions had a positive net effect of $1.7 million on our revenue related to unrealized gains for the nine months ended September 30, 2012. For the nine months ended September 30, 2011 we recognized an unrealized valuation loss of less than $0.1 million related to commodity derivative contracts and $3.0 million for loss on early termination of commodity derivative contracts, For a discussion of our commodity derivative positions, please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” Unrealized gain (loss) on commodity derivatives are not included in Gross Margin.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate in the nine months ended September 30, 2012 were $107.3 million compared to $157.7 million in the nine months ended September 30, 2011. This decrease of $50.4 million was primarily due to lower realized natural gas prices and lower natural gas purchase volumes in our Gathering and Processing and Transmission segments. Purchases of natural gas, NGLs and condensate were also lower due to lower realized NGL prices which decreased our NGL costs related to our POP agreements in our Gathering and Processing segment partially offset by our increase in condensate purchases associated with our acquisition of the Chatom Assets, effectively July 1, 2012. Our natural gas purchases related to our fixed margin contracts and the allocated natural gas proceeds related to our POP agreements are based on the same indexes as the corresponding natural gas sales, so we saw a similar decrease in the price, which we paid to purchase natural gas as we did to sell it. Natural gas purchase volumes decreased due to lower throughput and new volumes gathered and transported under transportation agreements instead of fixed margin contracts.
Gross Margin. Gross margin in the nine months ended September 30, 2012 was $41.0 million compared to $32.6 million in the nine months ended September 30, 2011. This increase of $8.4 million was primarily due to gross margin from our 50% non-operated interest in the Burns Point processing plant, which we acquired in the fourth quarter of 2011, gross margin from our newly acquired interest in the Chatom Assets effective July 1, 2012, and higher revenues associated with reimbursable projects in our Transmission and Gathering and Processing segments. The increase was partially offset by lower gross margin at processing plants owned by the Partnership due to lower realized NGL prices, and lower throughput volumes and NGL production on several assets in the Gathering and Processing segment, including lower volumes resulting from Hurricane Isaac.
Direct Operating Expenses. Direct operating expenses in the nine months ended September 30, 2012 were $12.0 million compared to $9.5 million in the nine months ended September 30, 2011. This increase of $2.5 million was primarily due to the operating costs associated with our 50% interest ownership of Burns Point effective November 1, 2011 and our interest in the Chatom Assets, offset by reduction in spending related to consulting fees and supplies. Incremental direct operating expenses of $0.5 million were associated with repairs as a result of facility damage due to Hurricane Isaac.
Selling, General and Administrative Expenses. SG&A expenses in the nine months ended September 30, 2012 were $10.7 million compared to $7.6 million in the nine months ended September 30, 2011. This increase of $3.1 million was primarily due to increased integrity management costs of $0.6 million, increased payroll costs of $1.2 million and $1.2 million in increased costs associated with operating as a publicly traded company.
Equity Compensation Expense. Compensation expense in the nine months ended September 30, 2012 was $1.3 million compared to $3.0 million in the nine months ended September 30, 2011. This decrease of $1.7 million was primarily due to the elimination of DER payments in the second quarter of 2011 associated with our LTIP, offset by an increase of $0.2 million related to the amortization associated with new LTIP grants in April and July 2012.

Depreciation Expense. Depreciation expense in the nine months ended September 30, 2012 was $15.8 million compared to $15.5 million in the nine months ended September 30, 2011. This increase of $0.3 million was due to depreciation associated with capital projects placed into service during the period, in addition to depreciation associated with our acquisition of our interests in the Burns Point processing plant, which was effective November 1, 2011 and the Chatom Assets, which was effective July 1, 2012.
Results of Operations — Segment Results
The table below contains key segment performance indicators related to our segment results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands except operational data)
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$45,376	$41,218	$111,246	$138,487
Realized gain (loss) on early termination of commodity derivatives	—	—	—	(2,998)
Unrealized gain (loss) on commodity derivatives	(1,762)	953	1,732	(19)
Total revenue	43,614	42,171	112,978	135,470
Purchases of natural gas, NGLs and condensate	$34,640	$34,398	$82,048	$115,500
Direct operating expenses	$3,935	$1,845	$8,495	$5,478
Other financial data:
Segment gross margin	$10,736	$6,821	$29,198	$22,988
Operating data:
Average throughput (MMcf/d)	245.4	209.0	318.6	227.6
Average plant inlet volume (MMcf/d) (a) (b)	99.8	15.2	130.4	14.9
Average gross NGL production (Mgal/d) (a) (c)	59.2	52.0	53.8	51.7
Average realized prices:
Natural gas ($/MMcf)	$3.05	$4.35	$2.73	$4.26
NGLs ($/gal)	$0.94	$1.38	$1.12	$1.35
Condensate ($/gal)	$2.27	$2.31	$2.33	$2.36
Transmission segment
Financial data:
Total revenue	$12,710	$15,787	$37,117	$51,887
Purchases of natural gas, NGLs and condensate	$9,260	$12,961	$25,300	$42,225
Direct operating expenses	$1,329	$1,540	$3,536	$4,070
Other financial data:
Segment gross margin	$3,450	$2,825	$11,817	$9,661
Operating data:
Average throughput (MMcf/d)	427.8	373.6	409.7	377.7
Average firm transportation - capacity reservation (MMcf/d)	655.6	655.7	692.7	693.0
Average interruptible transportation - throughput (MMcf/d)	98.5	68.2	77.6	72.5

(a)	Excludes volumes and gross production under our elective processing arrangements.

(b)	Includes gross plant inlet volume associated with our interest in the Burns Point processing plant.

(c)	Includes net NGL production associated with our interest in the Burns Point processing plant.
Three months ended September 30, 2012 Compared to Three months ended September 30, 2011

Gathering and Processing Segment
Revenue. Segment total revenue in the three months ended September 30, 2012 was $43.6 million compared to $42.2 million in the three months ended September 30, 2011. This increase of $1.4 million was, in part, due to an increase in condensate and NGL production volumes at our newly acquired Chatom Asset offset by lower realized natural gas prices and lower natural gas sales volumes on several of our systems as a result of Hurricane Isaac. In addition:

•
Total natural gas throughput volumes on our Gathering and Processing segment were 245.4 MMcf/d in the three months ended September 30, 2012 compared to 209.0 MMcf/d in the three months ended September 30, 2011. Natural gas inlet volumes at our owned processing plants were 99.8 MMcf/d in the three months ended September 30, 2012 compared to 15.2 MMcf/d in the three months ended September 30, 2011. The natural gas throughput and inlet volume increases are primarily related to our 50% undivided interest in the Burns Point Plant, effective November 1, 2011. Also, one of our systems saw a decline in volumes during the third quarter as a result of a producer customer completing work on their platforms. We are working with this producer customer to return volumes on our system to historical levels, although the contract terms may change for a portion of the volumes going forward and a change in contract terms may have a material impact on our financial results. The average realized price of natural gas in the three months ended September 30, 2012 was $3.05/Mcf, compared to $4.35/Mcf in the three months ended September 30, 2011.

•
Gross NGL production volumes from our owned processing plants were 59.2 Mgal/d in the three months ended September 30, 2012 compared to 52.0 Mgal/d in the three months ended September 30, 2011. NGL production volumes were slightly higher from prior year due to incremental NGL production related to our 50% undivided interest in the Burns Point Plant, effective November 1, 2011 and our newly acquired Chatom Assets, effective July 1, 2012, offset in part, by lower NGL production at our Bazor Ridge gathering and processing facility. The average realized price of NGLs in the three months ended September 30, 2012 was $0.94/gal, compared to $1.38/gal in the three months ended September 30, 2011.

•
Gross condensate volumes were 45.9 Mgal/d in the three months ended September 30, 2012 compared to 5.8 Mgal/d in September 30, 2011. The average realized price of condensate in the three months ended September 30, 2012 was $2.27/gal, compared to $2.31/gal in the three months ended September 30, 2011.

•
We entered into a series of swap, collar and put contracts during the three months ended September 30, 2012. These commodity derivative transactions had a negative net effect of $(1.8) million on our revenue related to unrealized gains for the three months ended September 30, 2012. For the three months ended September 30, 2011 we recognized an unrealized valuation gain of $1.0 million related to commodity derivative contracts. For a discussion of our commodity derivative positions, please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” Unrealized gain (loss) on commodity derivatives are not included in Segment Gross Margin.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate in the three months ended September 30, 2012 were $34.6 million compared to $34.4 million in the three months ended September 30, 2011. Before the effect of the acquisitions, this increase of $0.2 million was primarily due to lower natural gas sales prices, which decreased natural gas costs associated with our fixed margin and POP agreements, and lower natural gas purchase volumes due to less volume gathered under fixed margin contracts offset by increases in purchases of condensate as a result of the newly acquired Chatom Assets, effectively July 1, 2012. NGL purchase costs associated with our POP agreements at Bazor Ridge were also lower due to lower realized NGL prices and lower NGL volumes.
Segment Gross Margin. Segment gross margin for the three months ended September 30, 2012 was $10.7 million compared to $6.8 million for the three months ended September 30, 2011. This increase of $3.9 million was primarily due to gross margin from our 50% non-operated interest in the Burns Point processing plant, which we acquired in the fourth quarter of 2011and gross margin from our newly acquired interest in the Chatom Assets effective July 1, 2012. The increase was partially offset by lower gross margin at processing plants owned by the Partnership due to lower realized NGL prices, and lower throughput volumes and NGL production on several assets in the Gathering and Processing segment, including lower volumes resulting from Hurricane Isaac.
Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2012 were $3.9 million compared to $1.8 million for the three months ended September 30, 2011. This increase of $2.1 million was primarily due to the operating costs associated with our 50% interest ownership of Burns Point effective November 1, 2011 and our interest in the Chatom Assets effective July 1, 2012. Incremental direct operating expenses of $0.5 million were associated with repairs as a result of facility damage due to Hurricane Isaac.
Transmission Segment

Revenue. Segment total revenue for the three months ended September 30, 2012 was $12.7 million compared to $15.8 million for the three months ended September 30, 2011. This decrease of $3.1 million in revenue was primarily due to lower realized natural gas prices, which negatively impacted revenues associated with our fixed margin agreements on MLGT and Midla. Total natural gas throughput on our Transmission systems for the three months ended September 30, 2012 was 427.8 MMcf/d compared to 373.6 MMcf/d in the three months ended September 30, 2011. The increase in throughput is primarily a result of higher demand on our Bamagas system and new production on a section of our Midla system. Segment revenues associated with Bamagas and Midla systems are predominately contracted as Firm Transportation in nature and therefore incremental throughput generally does not result in material incremental segment revenues.
Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended September 30, 2012 were $9.3 million compared to $13.0 million for the three months ended September 30, 2011. This decrease of $3.7 million was primarily due to lower realized natural gas prices, which resulted in lower natural gas purchase costs associated with our fixed margin agreements on MLGT and Midla.
Segment Gross Margin. Segment gross margin for the three months ended September 30, 2012 was $3.5 million compared to $2.8 million for the three months ended September 30, 2011. This increase of $0.7 million was primarily due to higher revenues from reimbursable projects.
Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2012 were $1.3 million compared to $1.5 million for the three months ended September 30, 2011, with a net decrease of $0.2 million. There were no significant changes in any individual expense type.
Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011
Gathering and Processing Segment
Revenue. Segment total revenue in the nine months ended September 30, 2012 was $113.0 million compared to $135.5 million in the nine months ended September 30, 2011. This decrease of $22.5 million was primarily, in part, due to lower realized natural gas prices and lower natural gas sales volumes, primarily on our Gloria system, due to increased fee based transportation volumes and lower overall throughput volume. In addition:

•
Revenues also decreased as a result of lower NGL sales volumes associated with our elective processing arrangement on the Gloria system associated with lower throughput volumes, higher fee-based contract volumes, and increased deliveries to on-system markets as well as lower NGL production at our Bazor Ridge processing plant as work was done on the plant’s gas-to-gas exchanger. Revenues were also lower as a result of lower realized NGL sales prices partially offset by higher condensate sales volumes related to the our newly acquired Chatom Assets.

•
Total natural gas throughput volumes on our Gathering and Processing segment were 318.6 MMcf/d in the nine months ended September 30, 2012 compared to 227.6 MMcf/d in the nine months ended September 30, 2011. Natural gas inlet volumes at our owned processing plants were 130.4 MMcf/d in the nine months ended September 30, 2012 compared to 14.9 MMcf/d in the nine months ended September 30, 2011. The natural gas throughput and inlet volume increases are primarily related to our 50% undivided interest in the Burns Point Plant, effective November 1, 2011 and our undivided interest in the Chatom Assets, effective July 1, 2012. Gross NGL production volumes from our owned processing plants were 53.8 Mgal/d in the nine months ended September 30, 2012 compared to 51.7 Mgal/d in the nine months ended September 30, 2011. NGL production volumes were slightly higher from prior year due to an increase related to our 50% undivided interest in the Burns Point Plant, effective November 1, 2011 and our 87.4% undivided interest in the Chatom Assets, effective July 1, 2012, offset in part, by lower NGL production at our Bazor Ridge gathering and processing facility. The average realized price of natural gas in the nine months ended September 30, 2012 was $2.73/Mcf, compared to $4.26/Mcf in the nine months ended September 30, 2011. The average realized price of NGLs in the nine months ended September 30, 2012 was $1.12/gal, compared to $1.35/gal in the nine months ended September 30, 2011. The average realized price of condensate in the nine months ended September 30, 2012 was $2.33/gal, compared to $2.36/gal in the nine months ended September 30, 2011.

•
We entered into a series of swap, collar and put contracts during the nine months ended September 30, 2012. These commodity derivative transactions had a positive net effect of $1.7 million on our revenue related to unrealized gains for the nine months ended September 30, 2012. For the nine months ended September 30, 2011 we recognized an unrealized valuation loss of less than $0.1 million related to commodity derivative contracts. For a discussion of our commodity derivative positions, please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” Unrealized gain (loss) on commodity derivatives are not included in Segment Gross Margin.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate in the nine months ended September 30, 2012 were $82.0 million compared to $115.5 million in the nine months ended September 30, 2011. This decrease of $33.5 million was primarily due to lower natural gas sales prices, which decreased natural gas costs associated with our fixed margin and POP agreements, and lower natural gas purchase volumes due to lower throughput and less volume gathered under fixed margin contracts partially offset by our increase in condensate purchases associated with our acquisition of the Chatom Assets, effectively July 1, 2012. NGL purchase costs associated with our POP agreements at the Bazor Ridge system were also lower due to lower realized NGL prices and lower NGL volumes, before the effects of the acquisitions.
Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2012 was $29.2 million compared to $23.0 million for the nine months ended September 30, 2011. This increase of $6.2 million was primarily due to the gross margin from our 50% non-operated interest in the Burns Point processing plant, which we acquired in the fourth quarter of 2011, gross margin from our newly acquired interest in the Chatom Assets effective July 1, 2012 and higher revenues associated with reimbursable projects. This increase was partially offset by lower gross margin at our owned processing plants, primarily Bazor Ridge, as a result of lower natural gas and NGL prices which directly impact margins associated with our POP processing agreements, lower elective processing volumes on our Gloria system, and lower throughput volumes on several of our systems, primarily our Quivira and several of our smaller gathering and processing systems. Elective processing volumes on our Gloria system were lower as a result of higher sales volumes to on-system customers, up stream of the TOCA processing plant, and increased volumes gathered under fee based transportation agreements, under which we earn a lower margin. Volumes on Quivira were lower as a result of compressor restrictions and decline in volumes during the third quarter as a result of a producer customer completing work on their platforms.
Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2012 were $8.5 million compared to $5.5 million for the nine months ended September 30, 2011. This increase of $3.0 million was primarily due to the operating costs associated with our 50% interest ownership of Burns Point effective November 1, 2011 and our interest in the Chatom Assets effective July 1, 2012. Incremental direct operating expenses of $0.5 million were associated with repairs as a result of facility damage due to Hurricane Isaac and additional consulting services incurred of $0.4 million.
Transmission Segment
Revenue. Segment total revenue for the nine months ended September 30, 2012 was $37.1 million compared to $51.9 million for the nine months ended September 30, 2011. This decrease of $14.8 million in revenue was primarily due to lower realized natural gas prices, which negatively impacted revenues associated with our fixed margin agreements on MLGT and Midla, and the conversion of a fixed margin contract to a transportation agreement on our MLGT system. This decrease was partially offset by higher revenues from reimbursable projects. Total natural gas throughput on our Transmission systems for the nine months ended September 30, 2012 was 409.7 MMcf/d compared to 377.7 MMcf/d in the nine months ended September 30, 2011. The increase in throughput is primarily a result of higher demand on our Bamagas system.
Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the nine months ended September 30, 2012 were $25.3 million compared to $42.2 million for the nine months ended September 30, 2011. This decrease of $16.9 million was primarily due to lower realized natural gas prices, which resulted in lower natural gas purchase costs associated with our fixed-margin agreements on MLGT and Midla, and the conversion of a fixed margin contract to a transportation agreement on our MLGT system.
Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2012 was $11.8 million compared to $9.7 million for the nine months ended September 30, 2011. This increase of $2.1 million was primarily due to higher revenues from reimbursable projects.
Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2012 were $3.5 million compared to $4.1 million for the nine months ended September 30, 2011, with a net decrease of $0.6 million. There were no significant changes in any individual expense type.

Liquidity and Capital Resources
Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.
The principal indicators of our liquidity at September 30, 2012 were our cash on hand and availability under our credit facility as discussed below. As of September 30, 2012, we had cash on hand of $0.5 million and $118.7 million borrowed under our credit facility. As of September 30, 2012, our available liquidity was $5.4 million.
We are required to comply with certain financial covenants and ratios in our credit facility. As of September 30, 2012, our leverage ratio, one of the primary financial covenants that we are required to maintain under our credit facility (see Note 8 to our consolidated financial statements included elsewhere in this report), was 4.31. Our credit facility requires that our leverage ratio not exceed 4.50. Our ability to comply with these covenants and ratios in the future will be affected by the levels of debt and of cash flow from our operations, among other factors.

In order to remain in compliance with our financial covenants and ratios under our credit facility, we believe that we have several options available to us that we may pursue separately or in combination. First, subject to market conditions, we have the ability to issue debt or equity securities to refinance or pay down outstanding borrowings under our credit facility and to fund future growth capital expenditures. Second, we may request a waiver from the lenders in our credit facility. Third, we may seek to reduce our debt by amounts that exceed our operating cash flows through actions such as a reduction in capital expenditures; suspension of our quarterly distributions to subordinated unitholders and, thereafter, unitholders; the sale of assets; further reduction of operating and administrative costs; or other steps to enhance liquidity and reduce debt and avoid default.

If we were not in compliance with the financial covenants in the credit facility, or if we did not enter into an agreement to refinance or extend the due date on the credit facility, our debt could become due and payable upon acceleration by the lenders in our banking group. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders.

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
Our working capital was $3.0 million at September 30, 2012.
Cash Flows
The following table reflects cash flows for the applicable periods:

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,476	$7,099
Investing activities	(55,716)	(4,765)
Financing activities	38,866	(1,867)
Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011
Operating Activities. Net cash provided by operating activities was $16.5 million for the nine months ended September 30, 2012 compared to $7.1 million for the nine months ended September 30, 2011. The change in cash provided by operating activities was primarily a result of the acquisitions of Burns Point effective November 1, 2011 and the Chatom Assets effective July 1, 2012. We received $1.6 million associated with the settlement of net hedges on our NGL production.
Investing Activities. Net cash used in investing activities was $55.7 million for the nine months ended September 30, 2012 compared to $4.8 million for the nine months ended September 30, 2011. The change in cash used in investing activities was primarily a result of $51.4 million used to fund the acquisition of the Chatom Assets, which closed in the third quarter of 2012 and $1.0 million related to 2012 capital projects for compressor overhauls at Bazor Ridge and Gloria, interconnections at Gloria, and replacement of gas exchanger at Bazor Ridge.
Financing Activities. Net cash provided in financing activities was $38.9 million for the nine months ended September 30, 2012 compared to net cash used of $1.9 million for the nine months ended September 30, 2011. The change in cash provided in financing activities was primarily a result of the debt borrowing associated with the acquisition of the Chatom Assets offset by repayment activity in 2012.
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
For the three and nine months ended September 30, 2012, our capital expenditures totaled $2.1 million and $4.5 million, including reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of less than $0.1 million and $0.3 million, maintenance capital expenditures of $0.6 million and $2.5 million and expansion capital project expenditures of $1.4 million and $1.6 million, respectively. We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. We expect that our future expansion capital expenditures will be funded primarily by borrowings under our credit facility and the issuance of debt and equity securities.
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
Because DOT regulations require integrity management activities for each HCA to be performed within seven years from when they were last performed, we expect to incur the following expenses in conjunction with the commencement of our next seven-year integrity management program cycle in 2013:
Integrity Management Expense

(in thousands)
Total	2013	2014	2015	2016	2017	2018	2019
$10,609	$2,000	$5,015	$839	$675	$—	$—	$2,080
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
In July 2011, we self-reported these issues to the MDEQ and EPA Region IV. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order was executed which included a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ is currently processing this permit application. In December 2011, EPA Region IV performed an inspection of the plant, and they followed up with an Information Request in May 2012. We have responded to this Information Request.
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
On November 14, 2012, we will pay a distribution for the third quarter 2012 of $0.4325 per unit, or $4.0 million.
Contractual Obligations
The table below summarizes our obligations and other commitments as of September 30, 2012.

	Payments Due by Period
	(in thousands)
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases and service contract	$2,282	$99	$416	$423	$400	$156	$788
Asset retirement obligation	8,559	—	—	—	—	8,107	452
Total	$10,841	$99	$416	$423	$400	$8,263	$1,240
Critical Accounting Policies
There were no changes to our significant accounting policies from those disclosed in the Annual Report.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about the impact of offsetting, or netting, on a company’s financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, and retrospectively for all comparative periods presented. Under GAAP, derivative assets and liabilities can be offset under certain conditions. The ASU requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. Except for additional disclosures related to our offsetting arrangements, the adoption of the amended guidance is not expected to have a material effect on the Partnership's consolidated financial statements.

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
We continually and proactively monitor our commodity exposure and compare this exposure to our stated hedging strategy. In June 2011, the Board of Directors of our general partner determined that we would gain operational and strategic flexibility from canceling our then-existing swap contracts and entering into a new swap contract with an existing counterparty that extends through the end of 2012. We did not modify the put contracts we entered into through our January 2011 hedge transactions.
During the nine months ended September 30, 2012 and 2011, we entered into various commodity swap, option, and collar arrangements.
As of September 30, 2012, we have hedged approximately 63% of our expected exposure to commodity prices for the remainder of 2012 and 2013.
The table below sets forth certain information regarding the financial instruments used to hedge of commodity price risk as of September 30, 2012:

Commodity	Instrument	Notional Volumes	Average Price	Period	Fair Value at September 30, 2012

Natural Gas (Mmbtu)					(in thousands)
	Swaps	(748,000)	$3.59	Oct 2012 - Dec 2013	$(100.4)
NGLs (gals)
	Swaps	(4,304,000)	0.96	Oct 2012 - Dec 2013	1,752.1
	Puts	(1,061,000)	1.18	Oct 2012 - Dec 2013	61.5
	Collars	(1,086,000)	0.49	Oct 2012 - Dec 2013	14.8
Oil (bbls)
	Swaps	(93,000)	105.78	Oct 2012 - Dec 2013	(174.9)
					$1,553.1
Interest Rate Risk
During the nine months ended September 30, 2012, we had exposure to changes in interest rates on our indebtedness associated with our credit facility. Our interest rate cap contracts that limited our interest rate exposure to 4% expired on December 2, 2011. We currently do not anticipate entering into any interest rate hedging contracts at this time, but changing market conditions may require interest rate hedging contracts to mitigate our exposure to interest rate risk.
The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will continue to tighten further, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.6 million for the nine months ended September 30, 2012.

Item 4. Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner’s President and Chief Executive Officer (our principal executive officer) and our general partner’s Senior Vice President & Chief Financial

Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of September 30, 2012. This evaluation was performed by our management, with the participation of our general partner’s President and Chief Executive Officer and Senior Vice President & Chief Financial Officer. Based on this evaluation, our general partner’s President and Chief Executive Officer and Senior Vice President & Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.
Changes in internal control
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in the Annual Report and below in this Quarterly Report.
Risks Related to Financing and Credit Environment
Our credit facility includes financial covenants and ratios. We may have difficulty maintaining compliance with the financial covenants, which include a maximum leverage ratio of 4.50 on a quarterly basis, which could adversely affect our operations and our ability to pay distributions to our unitholders.

We depend on our credit facility for future capital needs and to fund a portion of cash distributions to unitholders, as necessary. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable.
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

10.1
Second Amended and Restated American Midstream GP, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report in Form 8-K (Commission File No. 001-35257) filed on July 17, 2012).

31.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

10.1
Second Amended and Restated American Midstream GP, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report in Form 8-K (Commission File No. 001-35257) filed on July 17, 2012).

31.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the September 30, 2012 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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