Form 10-K
period 2012-12-31
American Midstream Partners, LP
filed 2013-04-16
CIK 1513965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35257
 AMERICAN MIDSTREAM PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	27-0855785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1614 15th Street, Suite 300 Denver, CO	80202
(Address of principal executive offices)	(Zip code)
(720) 457-6060
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange of Which Registered
Common Units Representing Limited Partnership Interests	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   ☐   No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨☐   No  ☒
There were 4,645,453 common units and 4,526,066 subordinated units of American Midstream Partners, LP outstanding as of March 31, 2013. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

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

GLOSSARY OF TERMS

As generally used in the energy industry and in this Annual Report on Form 10-K (the “ Annual Report”), the identified terms have the following meanings:

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

/d        Per day.

EBITDA	Net income (loss) before net interest expense, income taxes, and depreciation and amortization. EBITDA is considered to be a non-GAAP measurement.

FERC         Federal Energy Regulatory Commission.

Fractionation    Process by which natural gas liquids are separated into individual components

GAAP	General Accepted Accounting Principles: Accounting principles generally accepted in the United States of America.

Gal         Gallons.

MBbl         One thousand barrels.

MMBbl         One million barrels.

MMBtu         One million British thermal units.

Mcf         One thousand cubic feet.

MMcf         One million cubic feet.

NGL or NGLs
Natural gas liquid(s): The combination of ethane, propane, normal butane, isobutane and natural gasoline that, when removed from natural gas, become liquid under various levels of higher pressure and lower temperature.

Throughput	The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

As used in this Annual Report, unless the context otherwise requires, “we,” “us,” “our,” the “Partnership” and similar terms refer to American Midstream Partners LP, together with its consolidated subsidiaries.

PART I
Item 1. Business
Overview
We are a growth-oriented Delaware limited partnership that was formed by American Infrastructure MLP Fund, L.P. (“AIM”) in August 2009 to own, operate, develop and acquire a diversified portfolio of natural gas midstream energy assets. We are engaged in the business of gathering, treating, processing, fractionating and transporting natural gas through our ownership and operation of ten gathering systems, four processing facilities and a 50% non-operating interest in a fifth plant, two interstate pipelines and four intrastate pipelines. Our primary assets, which are strategically located in Alabama, Louisiana, Mississippi, Tennessee and Texas, provide critical infrastructure that links producers and suppliers of natural gas to diverse natural gas markets, including various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. As of December 31, 2012, we operate approximately 1,400 miles of pipelines that gather and transport over 600 MMcf/d of natural gas.
Our operations are organized into two segments: (i) Gathering and Processing and (ii) Transmission. In our Gathering and Processing segment, we receive fee-based and fixed-margin compensation for gathering, transporting and treating natural gas. Where we provide processing services at the plants that we own or share an interest, or obtain processing services for our own account under our elective processing arrangements, we typically retain and sell a percentage of the residue natural gas and/or resulting NGLs under percent of proceeds (“POP”) arrangements. We own four processing facilities that collectively produced an average of approximately 49.9 Mgal/d and 54.5 Mgal/d of gross NGLs for years ended December 31, 2012 and 2011, respectively.

Effective July 1, 2012, we acquired an 87.4% undivided interest in the Chatom system which processed 8.1 MMcf/d from eight connected wells to our account in 2012. Average NGL and condensate sales for the year ended December 31, 2012 were approximately 20.0 Mgal/d. Effective November 1, 2011, we acquired a 50% undivided non-operating interest in the Burns Point Plant which produced 9.6 Mgal/d to our account in 2012. In addition, in connection with our elective processing arrangements, we contract for processing capacity at a third-party plant where we have the option to process natural gas that we purchase. Under these arrangements, we sold an average of approximately 27.9 Mgal/d and 27.4 Mgal/d of net equity NGL volumes for the years ended December 31, 2012 and 2011, respectively. We also receive fee-based and fixed-margin compensation in our Transmission segment primarily related to capacity reservation charges under our firm transportation contracts and the transportation of natural gas pursuant to our interruptible transportation and fixed-margin contracts.
For the years ended December 31, 2012 and 2011, we generated $50.6 million and $45.9 million of gross margin, respectively, of which $37.2 million and $32.1 million, respectively, was segment gross margin generated in our Gathering and Processing segment and $13.3 million and $13.7 million, respectively, was segment gross margin generated in our Transmission segment. For the years ended December 31, 2012 and 2011, $24.5 million and $27.1 million, or 48.5% and 59.0%, respectively, of our gross margin was generated from fee-based, fixed-margin and firm and interruptible transportation contracts with respect to which we have little or no direct commodity price exposure. For a definition of gross margin and a reconciliation of gross margin to its most directly comparable financial measure calculated in accordance with GAAP, please read “Selected Historical Financial and Operating Data — Non-GAAP Financial Measures.”
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC, an affiliate of American Infrastructure MLP Fund, entered into agreements with High Point Infrastructure Partners, LLC, an affiliate of ArcLight Capital Partners, LLC (“High Point”), pursuant to which High Point (i) acquired 90% of our general partner and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15 million in cash to us in exchange for 5,142,857 convertible preferred units (the “Series A Preferred Units”) issued by the Partnership.  As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner, which holds all of our general partner units and incentive distribution rights, and a majority of our outstanding limited partnership interests.  The midstream assets contributed by High Point consist of approximately 700 miles of natural gas and liquids pipeline assets located in southeast Louisiana and the shallow water and deep shelf Gulf of Mexico. These midstream assets gather natural gas from both onshore and offshore producing regions around southeast Louisiana. The onshore footprint is Plaquemines and St. Bernard's Parish, LA. The offshore footprint consists of the following federal Gulf of Mexico zones: Mississippi Canyon, Viosca Knoll, West Delta, Main Pass, South Pass and Breton Sound. Natural gas is collected at more than 75 receipt points that connect to hundreds of wells targeting various geological zones in water depths up to 1,000 feet, with an emphasis on oil and liquids-rich reservoirs. The High Point midstream assets are comprised of FERC-regulated transmission assets and non-jurisdictional gathering assets, both of which accept natural gas from well production and interconnected pipeline systems. High Point delivers the natural gas to the Toca Gas Processing Plant, operated by Enterprise, where the products are processed and the residue gas sent to an unaffiliated interstate system owned by Kinder Morgan. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — ArcLight Transactions"

Business Strategies
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

•
Attract Additional Volumes to Our Systems. We intend to attract new volumes of natural gas to our systems from existing and new customers by continuing to provide superior customer service and aggressively marketing our services to additional customers in our areas of operation. In addition, we intend to rebuild or reestablish relationships with customers that were potentially under-served by the previous owner of our assets. For example, in 2010 we were able to contract with a customer on our Gloria system for volumes of natural gas that it had decided to have gathered and processed by alternative means prior to our acquisition of the system. We have available capacity on a majority of our systems, and as a result, we can accommodate additional volumes at a minimal incremental cost.

•
Pursue Strategic and Accretive Acquisitions. We plan to pursue accretive acquisitions of energy infrastructure assets that are complementary to our existing asset base or that provide attractive returns in new operating regions or business lines. We will pursue acquisitions in our areas of operation that we believe will allow us to realize operational efficiencies by capitalizing on our existing infrastructure, personnel and customer relationships. We will also seek acquisitions in new geographic areas or new but related business lines to the extent that we believe we can utilize our operational expertise to enhance our business with these acquisitions. For example, in November 2011, we acquired from Marathon Oil Company a fifty percent (50%) non-operating working interest in the Burns Point Plant. The Burns Point Plant is located in St Mary Parish, LA and to which our Quivira Gathering system is connected. In July 2012, we acquired from affiliates of Quantum Resources Management, LLC., a 87.4% undivided interest in the Chatom system. The Chatom system is located in Alabama and is located 15 miles from our Bazor Ridge system.

•
Develop strategic and accretive new asset platforms. We plan selectively to pursue the development of new complementary midstream asset platforms in our current operating regions and in new midstream assets that provide attractive returns in regions where we currently do not have any assets. We believe it is important to our current and potential customers that we act as their midstream partner beyond our current asset footprint, so it is important to have the ability to develop new infrastructure for our customers where they deem it necessary in an accretive and economically attractive manner. As our customers move to produce new areas or develop new end use markets, we seek to provide solutions for their midstream needs. We will develop assets in our current lines of business, but may pursue opportunities in new but related business lines as well.

•
Manage Exposure to Commodity Price Risk. We will manage our commodity price exposure by targeting a contract portfolio that is weighted towards firm transportation, fee-based and fixed-margin contracts while mitigating direct commodity price exposure by employing a prudent hedging strategy. For the years ended December 31, 2012 and 2011, approximately 48.5% and 59.0%, respectively, of our gross margin was generated from firm transportation, fee-based and fixed-margin contracts that, together with our percent-of-proceeds contracts and hedging activities, generated relatively stable cash flows. As of December 31, 2012, we have hedged approximately 55% of our expected 2013 net equity natural gas, NGL and condensate volumes with a combination of swaps, puts and collars for the specific commodity risk to which we are exposed. With respect to our exposure to natural gas prices, we are generally long natural gas on certain of our systems and short natural gas on certain of our other systems, which effectively creates a natural hedge against our exposure to fluctuations in the price of natural gas.

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

•
Experienced Management and Operating Teams. Our executive management team has an average of more than 25 years of experience in the midstream energy industry. The team possesses a comprehensive skill set to support our business and enhance unitholder value through asset optimization, accretive development projects and acquisitions. In addition, our field supervisory team has operated our assets for an average of more than 20 years. We believe that our field employees’ knowledge of the assets will further contribute to our ability to execute our business strategies. Furthermore, the interests of our executive management and operating teams are strongly aligned with those of common unitholders, including through their ownership of common units and our Long-Term Incentive Plan.

Our Assets
We own and operate ten gathering systems, four processing facilities, two interstate pipelines and our intrastate pipelines. We also own a 50% undivided interest in the Burns Point Plant, a natural gas processing plant. Our assets are primarily located in Alabama, Louisiana, Mississippi, and Texas. We organize our operations into two business segments: (i) Gathering and Processing; and (ii) Transmission.
The following table provides information regarding our segments and assets as of December 31, 2012 and for the years ended December 31, 2012 and 2011.

		Contract Type (f)	Miles	Approximate Number of Connected Wells / Receipt Points	Compression (Horsepower)	Approximate Design Capacity (MMcf/d)	Approximate Average Throughput (MMcf/d)
							Year Ended December 31,
	System Type						2012	2011
Gathering and Processing
Gloria	Gathering,	Fee (g), POP	110	62	1,877	60	38.3	43.3
	Processing (e)
Chatom (a)	Gathering	Fee, POP	29	8	5,000	25	8.1	—
	Processing
	Fractionating
Lafitte	Gathering	Fee (g)	41	46	—	71	22.6	19.3
Bazor Ridge	Gathering	Fee, POP	160	46	6,287	22	12.6	13.4
	Processing
Quivira	Gathering	Fee	34	17	—	140	79.1	110.8
Burns Point Plant (b)	Processing	POP	—	3	11,000	200	98.2	21.8
Offshore Texas	Gathering	Fee (g)	56	23	—	100	15.2	18.2
Other (c)	Gathering,	Fee (g), POP	189	445	5,156	153	25.2	24.1
	Processing
Total			619	650	29,320	771	299.3	250.9
Transmission
Bamagas	Intrastate	FT	52	2	—	450	151.3	163.9
AlaTenn	Interstate	FT, IT	295	4	3,665	200	46.1	46.0
Midla	Interstate	FT, IT	370	9	3,600	198	130.4	95.1
MLGT	Intrastate	FT, IT (g)	54	7	—	170	44.5	51.9
Other (d)	Intrastate	FT, IT	82	6	—	336	26.2	24.2
Total			853	28	7,265	1,354	398.5	381.1

(a)	We have included approximate average throughput for our account of the acquired 87.4% undivided interest in the Chatom system, effective July 1, 2012.

(b)
The Burns Point Plant is connected to 3 pipelines, including the Quivira System, which are supported by over 40 wells and central delivery points. We have included approximate average throughput for our account of the acquired 50% undivided interest in the Burns Point Plant, effective November 1, 2011.

(c)	Includes our Alabama Processing, Fayette, Magnolia, Heidelberg and Madison systems.

(d)	Includes our Trigas and Chalmette systems.

(e)
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

(f)	In this table, fee refers to fee-based contracts, POP refers to percent-of-proceeds contracts, FT refers to firm transportation contracts and IT refers to interruptible transportation contracts.

(g)
Because we view the segment gross margin earned under our fixed-margin arrangements to be economically equivalent to the fee earned in our fee-based arrangements in our Gathering and Processing segment and the fee earned in our interruptible transportation arrangements in our Transmission segment, we have included the fixed-margin arrangements in those categories.

Gathering and Processing Segment
General
Our Gathering and Processing segment is an integrated midstream natural gas system that provides the following services to our customers:

•	gathering;

•	compression;

•	treating;

•	processing;

•	fractionating;

•	transportation; and

•	sales of natural gas, NGLs and condensate.
We own one processing plant on our Bazor Ridge system, one on our Chatom system and two on our Alabama Processing system. In addition, we own a 50% non-operating interest in the Burns Point Plant and have the right to contract for processing services for our own account at a plant that is connected to our Gloria system, the Toca plant. The Toca plant is owned and operated by Enterprise Products Partners, LP (“Enterprise”) which also operates the Burns Point Plant. Our Bazor Ridge processing plant, the Chatom processing plant, the Burns Point plant and the Toca plant are all cryogenic processing plants. These types of processing plants represent the latest generation of processing techniques, using extremely low temperatures and high pressures to optimize the extraction of NGLs from the raw natural gas stream.
We generally derive revenue in our Gathering and Processing segment from fee-based, fixed-margin and POP arrangements, whether for our producer and supplier customers or our own account. We have no keep-whole arrangements with our customers. On our Gloria, Lafitte and Offshore Texas systems and other, we purchase natural gas from producers or suppliers at receipt points on our systems at an index price less a fixed transportation fee and subsequently transport that natural gas to delivery points on our systems at which we sell the natural gas at the same undiscounted index price thereby earning a fixed margin on each transaction. We regard the segment gross margin we earn with respect to those purchases and sales a “fixed-margin” and as the economic equivalent of a fee for our transportation service, and as such, we include these transactions in the category of fee-based contractual arrangements. In order to minimize commodity price risk we face in these transactions, we match sales with purchases at the index price on the date of settlement. For the year ended December 31, 2012, our fee-based and fixed-margin arrangements and our POP arrangements accounted for approximately 30.2% and 69.8%, respectively, of our segment gross margin for this segment. For the year ended December 31, 2011, our fee-based and fixed-margin arrangements and our POP arrangements accounted for approximately 41.2% and 58.8%, respectively, of our segment gross margin for this segment.
We continually seek new sources of raw natural gas supply to maintain and increase the throughput volume on our gathering systems and through our processing plants. As a result, we connected ten new supply sources in 2012 to systems in our Gathering and Processing segment, including connections of individual wells, as well as central delivery points.
Our Gathering and Processing assets are located in Alabama, Louisiana and Mississippi and in shallow state and federal waters in the Gulf of Mexico off the coasts of Louisiana and Texas.
Gloria System
The Gloria gathering system provides gathering and compression services through our assets, as well as processing services through our elective processing arrangements. The Gloria system is located in Lafourche, Jefferson, Plaquemines, St. Charles and St. Bernard parishes of Louisiana and consists of approximately 110 miles of pipeline with diameters ranging from three to 16 inches and three compressors with a combined size of 1,877 horsepower. The Gloria system has a design capacity of approximately 90 MMcf/d, but is currently limited by compression horsepower at the Gloria Compressor Station to approximately 60 MMcf/d. Average throughput on the Gloria system for the year ended December 31, 2012 was 38.3 MMcf/d from approximately 62 connected wells and an interconnect with our Lafitte system. Average throughput on the Gloria system increased to approximately 43.3 MMcf/d from 59 connected wells for the year ended December 31, 2011 due to excess volumes from our Lafitte system, primarily resulting from incremental volumes from the interconnect between the Lafitte system and Tennessee Gas Pipeline Company, LLC ("TGP"), an interstate pipeline owned by Kinder Morgan as a result of line looping, interconnection and compression projects completed in 2012. For more information about the excess natural gas from our Lafitte system, please read “— Lafitte System.”
The Gloria system gathers natural gas from onshore oil and natural gas wells producing from the Gulf Coast region of Louisiana. Production is derived from a variety of reservoirs and ranges from dry natural gas to rich associated natural gas. Well decline rates are variable in this area, but it is common practice for producers to mitigate declines in production with workovers and re-completions of existing wells. An average of two-three wells per year were connected to the Gloria system over the last three years, with three wells connected during the year ended December 31, 2012. Producers generally bear the cost of connecting their wells to our Gloria system.
Toca Plant and Our Elective Processing Arrangements. The Toca plant is a cryogenic processing plant with a design capacity of approximately 1.1 Bcf/d that is located in St. Bernard Parish in Louisiana and operated by Enterprise. We entered into a new POP processing contract with Enterprise in July 2011 that replaced two month-to-month POP processing contracts with Enterprise and allows us to continue to process raw natural gas through the Toca plant, whether for our customers or our own account. This new contract has an initial term of seven years and covers volumes from both our Gloria and Lafitte systems. The new contract contains a tiered-pricing structure based on the volume of natural gas processed under which Enterprise retains a percentage of the NGLs produced by the Toca plant as payment for its processing services. Natural gas that is processed at the Toca plant is transported to end users via the Sonat pipeline directly and through various interconnects downstream of the Toca plant. Sonat is the primary pipeline into which Toca volumes are currently delivered. Sonat has sold its Gulf of Mexico gathering facilities located upstream of the Toca Plant to High Point Gas Transmission, LLC.
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
Chatom System
Effective July 1, 2012, we acquired an 87.4% undivided interest in the Chatom system from affiliates of Quantum Resources Management, LLC. The acquisition fair value consideration of $51.4 million includes a credit associated with the cash flow the Chatom system generated between January 1, 2012, and the effective date of July 1, 2012. The consideration paid by the Partnership consisted of cash, which was funded by borrowings under our June 2012 amended credit facility.
The Chatom system consists of a 25 MMcf/d refrigeration processing plant, a 1,100 Bbl/d fractionation unit, a 160 long-ton per day sulfur recovery unit, and a 29 mile gas gathering system. The system is located in Washington County, Alabama, approximately 15 miles from our Bazor Ridge processing plant in Wayne County, Mississippi. The Chatom system gathers natural gas from onshore oil and natural gas wells producing in Alabama and Mississippi.
We have POP arrangements with each of the customers operating these wells. After processing, the residue natural gas is sold and delivered to Clarke Mobile, a local distribution company in Alabama, at a Florida Gas Transmission Zone 3 index-based price. The NGLs are fractionated at the Chatom system and then sold at the tailgate of the plant to various counterparties at a Mt. Belvieu index-based price. Condensate in the inlet natural gas stream is separated at the plant and sold at the tailgate to Shell Trading (US) Company at a Louisiana Light Sweet index-based price. Sulfur is recovered from the inlet natural gas stream and sold to a local sulfur consumer at a Tampa index-based price.
Additionally, the Chatom system fractionates NGLs from a third party supplier under a long-term fractionation agreement. The contract consists of a fee-based component as well as an arrangement to purchase and resell the fractionated NGLs at indexed pricing.
Average natural gas throughput on the Chatom system for the year ended December 31, 2012 was approximately 8.1 MMcf/d from eight connected wells. Average NGL and condensate sales for the year ended December 31, 2012 were approximately 20.0 Mgal/d.
Lafitte System
The Lafitte gathering system consists of approximately 41 miles of gathering pipeline, with diameters ranging from four to 12 inches and a design capacity of approximately 71 MMcf/d. The Lafitte system originates onshore in southern Louisiana and terminates in Plaquemines Parish, Louisiana at the Alliance Refinery owned by ConocoPhillips Corporation, or ConocoPhillips. Average throughput on the Lafitte system for the years ended December 31, 2012 and 2011 was 22.6 MMcf/d and 19.3 MMcf/d, respectively, from approximately 46 connected wells and an interconnect with TGP that was completed in December 2010. We are the sole supplier of natural gas to the Alliance Refinery through our Lafitte and Gloria systems. We supply natural gas to the Alliance Refinery pursuant to a long-term contract that expires in 2023. Any natural gas not used by ConocoPhillips at the Alliance Refinery is delivered to our Gloria system.
Like our nearby Gloria system, the Lafitte system gathers natural gas from onshore oil and natural gas wells producing from the Gulf Coast region of Louisiana. An average of one well per year was connected to the Lafitte system over the last three years, with two wells connected during the year ended December 31, 2012. Producers generally bear the cost of connecting their wells to our Lafitte system.
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
Bazor Ridge System
The Bazor Ridge gathering and processing system consists of approximately 160 miles of pipeline with diameters ranging from three to eight inches and three compressor stations with a combined compression capacity of 1,069 horsepower. Our Bazor Ridge system is located in Jasper, Clarke, Wayne and Greene Counties of Mississippi. The Bazor Ridge system also contains a sour natural gas treating and cryogenic processing plant located in Wayne County, Mississippi with a design capacity of approximately 22 MMcf/d and four inlet and one discharge compressor with approximately 5,218 of combined horsepower. We upgraded the turbo expander at the Bazor Ridge processing plant in June 2010, which resulted in a significant improvement in the plant’s NGL recoveries and provided us with greater operating flexibility during changing commodity price environments. We have POP arrangements with each of our customers on the Bazor Ridge system that generally include a fee-based element for gathering and treating services. After processing, the residue natural gas is sold and delivered into the Destin Pipeline system, an interstate pipeline operated by Destin Pipeline Company, L.L.C., which has connections with a number of other interstate pipeline systems. We sell the NGLs we recover at the truck rack at the tailgate of the Bazor Ridge processing plant to Dufour Petroleum LP, an affiliate of Enbridge, pursuant to a month-to-month contract or transport them to our Chatom system for fractionation and sale. The NGLs are sold on a Mt. Belvieu index-based price. Average throughput on the Bazor Ridge plant for the year ended December 31, 2012 was approximately 12.6 MMcf/d from 46 connected wells. Average throughput increased from the prior year and was approximately 13.4 MMcf/d for the year ended December 31, 2011 as a result of the completion of the Winchester lateral, which we describe below, in November 2010.
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
The natural gas supply for our Bazor Ridge system is derived primarily from rich associated natural gas produced from oil wells targeting the mature Upper Smackover formation. Production from the wells drilled in this area is generally stable with relatively modest decline rates. An average of one to two wells per year was connected to our Bazor Ridge gathering system over the last three years, with 4 wells connected during the year ended December 31, 2012. Despite the low number of new wells connected, the generally stable production and relatively modest decline rates from this formation allow us to maintain steady throughput on our Bazor Ridge system. Given the recent and current commodity price environment for crude oil, we expect continued increases in drilling activity and resulting production in this area during 2013.
Quivira System
The Quivira gathering system consists of approximately 34 miles of pipeline, with a 12-inch diameter mainline and several laterals ranging in diameter from six to eight inches. The system originates offshore of Iberia and St. Mary Parishes of Louisiana in Eugene Island Block 24 and terminates onshore in St. Mary Parish, Louisiana at a connection with the Burns Point Plant, a cryogenic processing plant with a design capacity of 165 MMcf/d that is jointly owned by us and the plant operator, Enterprise. The Quivira system has a design capacity of approximately 140 MMcf/d. This system also includes an onshore condensate handling facility at Bayou Sale, Louisiana that is upstream of the Burns Point Plant. Residue natural gas is sold into TGP, SONAT or the Gulf South Pipeline system, an interstate pipeline owned by Boardwalk Pipeline Partners, LP.
The Quivira system is partially subscribed under a firm transportation arrangement through 2014, although a substantial proportion of the revenue is derived from volumetric and fee-based charges. Existing production in our gathering area above our current system capacity is transported on other systems that we believe offer producers less attractive economic alternatives to our customers. Average throughput on the Quivira system for the year ended December 31, 2011 was approximately 110.8 MMcf/d from 16 connected wells. Average throughput decreased to approximately 79.1 MMcf/d for the year ended December 31, 2012 as a result of production shut-ins and changes to production profiles associated with an interconnect to a gathering system owned and operated by a certain producer.
The Quivira system provides gathering services for natural gas wells and associated natural gas produced from crude oil wells operated by major and independent producers targeting multiple conventional production zones in the shallow waters of the Gulf of Mexico. Wells in this area have historically exhibited relatively low rates of decline throughout the life of the wells. The natural gas produced from these wells is typically natural gas with condensate. An average of two wells per year were connected to the Quivira system over the last three years. No wells were connected during the year ended December 31, 2012. Producers generally bear the cost of connecting their wells to our Quivira system.

Burns Point Plant
Effective November 1, 2011, we acquired a 50% undivided interest in the Burns Point Plant from Marathon Oil Company. The remaining 50% undivided interest is owned by the plant operator, Enterprise. The plant, which is an unincorporated venture, is governed by a construction and operating agreement.
The plant is located in St. Mary Parish, Louisiana, and processes raw natural gas using a cryogenic expander. The plant inlet volumes are sourced from offshore natural gas production via our Quivira system, Gulf South pipelines and onshore from individual producers near the plant. Our Quivira system supplied up to approximately 85% of the inlet volume to the plant during 2012. The residue gas is transported, via pipeline to Gulf South, SONAT and Tennessee Gas Pipeline and the Y-grade liquid is transported via pipeline to K/D/S Promix, LLC (“Promix”), an Enterprise operated fractionator. The Burns Point plant is designed to process up to 200 MMcf/d but is currently limited to 165 MMcf/d due to compression constraints. The acquisition complemented our existing assets given the location of the Plant in comparison to the Quivira system.
In 2012, the average throughput at Burns Point was 98.2 MMcf/d and the average NGLs for our account was 9.6 Mgal/d.
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
Average throughput on the Offshore Texas system for the years ended December 31, 2012 and 2011 was 15.2 MMcf/d and 18.2 MMcf/d, respectively from approximately 22 connected wells.
All of the wells in this area are natural gas wells producing from the Gulf of Mexico shelf offshore Texas. An average of two wells per year were connected to the Offshore Texas system over the last three years. No wells were connected during the year ended December 31, 2012. Producers generally bear the cost of connecting their wells to our Texas Offshore system.
Other Gathering and Processing Assets
Alabama Processing. The Alabama Processing system consists of two small skid-mounted treating and processing plants that we refer to, individually, as Atmore and Wildfork. These treating and processing plants are located in Escambia and Monroe Counties of Alabama, respectively, and have design capacities of 3 MMcf/d and 7 MMcf/d, respectively. The Atmore and Wildfork plants processed an average of 1.1 MMcf/d and 0.2 MMcf/d of natural gas, respectively, during the year ended December 31, 2012 and an average of 1.3 MMcf/d and 0.2 MMcf/d, respectively, during the year ended December 31, 2011.
Magnolia System. The Magnolia gathering system is a Section 311 intrastate pipeline that gathers coalbed methane in Tuscaloosa, Greene, Bibb, Chilton and Hale counties of Alabama and delivers this natural gas to an interconnect with the Transcontinental Gas Pipe Line Co, ("Transco") Pipeline system, an interstate pipeline owned by The Williams Companies, Inc. The Magnolia system consists of approximately 116 miles of pipeline with small-diameter gathering lines and trunklines ranging from six to 24 inches in diameter and one compressor station with 3,328 horsepower. The Magnolia system has a design capacity of approximately 120 MMcf/d. Average throughput on the Magnolia system for the years ended December 31, 2012 and 2011 was approximately 15.5 MMcf/d and 16.9 MMcf/d, respectively. The Magnolia system is also strategically located in the Floyd shale formation, a currently underdeveloped play that may have significant production potential in a higher natural gas price environment.

Our other gathering and processing systems include the Fayette and Heidelberg gathering systems, located in Fayette County, Alabama and Jasper County, Mississippi, respectively. The design capacities for these systems are approximately 5 MMcf/d and approximately 18 MMcf/d, respectively. Average throughput for these systems was approximately 0.5 MMcf/d and approximately 4.0 MMcf/d, respectively, during the year ended December 31, 2012, and approximately 0.5 MMcf/d and approximately 5.3 MMcf/d, respectively, during the year ended December 31, 2011.
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

•	the construction of a new pipelines on the Bazor Ridge system to accommodate new drilling activity;

•	new pipelines and interconnections on our Quivira system to access available and potential new production volume;

•	facility improvements to the fractionator on our Chatom system to increase available fractionation capacity;

•	the optimization of the Burns Point processing plant to improve operating efficiencies, enhance NGL recoveries, and increase plant throughput; and

•	the development of new gathering systems and processing plants in areas not currently served by our assets.
Customers
Substantially all of the natural gas produced on our Lafitte system is sold to ConocoPhillips for use at its Alliance Refinery in Plaquemines Parish, Louisiana under a contract that expires in 2023. On our Bazor Ridge system, we have a POP arrangement with Venture Oil & Gas Co. that contains an acreage dedication under a contract that expires in 2015. We have a weighted-average remaining life of approximately two years on our fee-based contracts in this segment. The weighted-average remaining life on our POP contracts in this segment is approximately four years. For the year ended December 31, 2012, our Gathering and Processing segment derived 40%, 12% and 11% of its revenue from ConocoPhillips, Enbridge Marketing (US) L.P., and Shell, respectively. For the year ended December 31, 2011, our Gathering and Processing segment derived 55%, 16% and 9% of its revenue from ConocoPhillips, Enbridge Marketing (US) L.P., and Dow Hydrocarbons and Resources, respectively.
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
For our Midla and AlaTenn systems, which are interstate natural gas pipelines, the maximum and minimum rates for services are governed by each individual system’s FERC-approved tariff. In some cases, we agree to discount services or in certain cases we enter into negotiated rate agreements that, with FERC approval, can have rates or certain other terms that are different from those generally provided for in the FERC tariff. For our Bamagas and MLGT systems, which are intrastate pipelines providing interstate services under the Hinshaw exemption of the Natural Gas Act (“NGA”), we negotiate service rates with each of our shipper customers.
The table below sets forth certain information regarding the assets, contracts and revenue for each of the major systems comprising our Transmission segment, as of and for the year ended December 31, 2012:

	Tariff Revenue Composition
	Firm Transportation Contracts
Asset	Capacity Reservation Charges	Variable Use Charges	Interruptible Transportation Contracts	Percent of Design Capacity Subscribed Under Firm Transportation Contracts	Weighted Average Remaining Contract Life (in years)
Bamagas	100%	—	—	44%	8
AlaTenn	89%	3%	7%	26%	1
Midla	82%	2%	16%	100% (a)	1
MLGT(b)	—	—	100%	15%	<1

(a)	Represents volumes subscribed under firm transportation contracts and design capacity on the mainline of our Midla system.

(b)	Included fixed margin arrangements.
Bamagas System
Our Bamagas system is a Hinshaw intrastate natural gas pipeline that travels west to east from an interconnection point with TGP in Colbert County, Alabama to two power plants owned by Calpine Corporation, or Calpine, in Morgan County, Alabama. The Bamagas system consists of 52 miles of high pressure, 30-inch pipeline with a design capacity of approximately 450 MMcf/d.
Average throughput on the Bamagas system for the years ended December 31, 2012 and 2011 was approximately 151.3 MMcf/d and 163.9 MMcf/d, respectively. Currently, 100% of the throughput on this system is contracted under long-term firm transportation agreements. Calpine Corporation is the sole customer on the Bamagas system, with two firm transportation contracts providing for a total of 200 MMcf/d of firm transportation capacity. These contracts, which expire in 2020, ensure steady natural gas supply for the Morgan and Decatur Energy Centers in Morgan County, Alabama. These two natural gas-fired power plants were built in 2002 and 2003 and have a combined capacity of 1,502 megawatts. These generating facilities supply the Tennessee Valley Authority (“TVA”), with electricity under long-term contractual arrangements between Calpine Corporation and the TVA.
AlaTenn System
The AlaTenn system is an interstate natural gas pipeline that interconnects with TGP and travels west to east delivering natural gas to industrial customers in northwestern Alabama, as well as the city gates of Decatur and Huntsville, Alabama. Our AlaTenn system has a design capacity of approximately 200 MMcf/d and is comprised of approximately 295 miles of pipeline with diameters ranging from three to 16 inches and includes two compressor stations with combined capacity of 3,665 horsepower. The AlaTenn system is connected to four receipt and approximately 61 delivery points, including the Tetco Pipeline system, an interstate pipeline owned by Spectra Energy Transmission, LLC, and the Columbia Gulf Pipeline system, an interstate pipeline owned by NiSource Gas Transmission and Storage. Average throughput on the AlaTenn system for the years ended December 31, 2012 and 2011 was approximately 46.1 MMcf/d and 46.0 MMcf/d, respectively.
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
The northern portion of the system, including the T-32 lateral, consists of approximately four miles of high pressure, 12-inch diameter pipeline. Natural gas on the northern end of the Midla system is delivered to two power plants operated by Entergy by way of the T-32 lateral and the CLECO Sterlington plant by way of the Sterlington lateral. These power plants are peak-load generating facilities that consumed an aggregate average of approximately 33.4 MMcf/d and 26.8 MMcf/d of natural gas for the years ended December 31, 2012 and 2011, respectively. The T-32 lateral is fully subscribed, with approximately 296 MMcf/d of firm transportation capacity under contracts that automatically renew on a year-to-year basis.
The mainline has a design capacity of approximately 198 MMcf/d and consists of approximately 172 miles of low pressure, 22-inch diameter pipeline with laterals ranging in diameter from two to 16 inches. This section of the Midla system primarily serves small LDCs under firm transportation contracts that automatically renew on a year-to-year basis. Substantially all of these contracts are at the maximum rates allowed under Midla’s FERC tariff. Average throughput on the Midla mainline for the years ended December 31, 2012 and 2011 was approximately 72.7 MMcf/d and 44.6 MMcf/d, respectively.
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
MLGT System
The MLGT system is an intrastate transmission system that sources natural gas from interconnects with the FGT Pipeline system, the Tetco Pipeline system, the Transco Pipeline system and our Midla system to a Baton Rouge, Louisiana refinery owned and operated by ExxonMobil and several other industrial customers. Our MLGT system has a design capacity of approximately 170 MMcf/d and is comprised of approximately 54 miles of pipeline with diameters ranging from three to 14 inches. The MLGT system is connected to seven receipt and 17 delivery points. Average throughput on the MLGT system for the years ended December 31, 2012 and 2011 was approximately 44.5 MMcf/d and 51.9 MMcf/d, respectively.
Other Systems
Our other transmission systems include the Chalmette system, located in St. Bernard Parish, Louisiana, and the Trigas system, located in three counties in northwestern Alabama. The approximate design capacities for the Chalmette and Trigas systems are 125 MMcf/d and 60 MMcf/d, respectively. The approximate average throughput for these systems was 9.8 MMcf/d and 10.6 MMcf/d, respectively, for the year ended December 31, 2012 and 10.6 MMcf/d and 13.0 MMcf/d, respectively, for the year ended December 31, 2011. Finally, we also own a number of miscellaneous interconnects and small laterals that are collectively referred to as the SIGCO assets.
Growth Opportunities
In our Transmission segment, we continually seek to increase throughput volumes and volumes under firm transportation contracts on our pipelines. We also seek to identify and evaluate economically attractive organic expansion and asset opportunities that leverage our existing asset footprint and strategic relationships with our customers. Currently, we are evaluating the following growth opportunities:

•
the addition of delivery points to the AlaTenn system, which we believe will improve overall system flexibility and allow us to capitalize on possible incremental natural gas demand from various electric utilities on our system who are either in the process of, or are evaluating, switching fuel sources from coal to natural gas;

•	the addition of LDC and industrial customers on the AlaTenn system who were historically commercially underserved;

•	the addition of new industrial customers on the AlaTenn system that are constructing new facilities to take advantage of the low prices of natural gas in the U.S.;

•	the construction of a new pipeline lateral on our Chalmette system to accommodate a potential new facility outside of New Orleans;

•	the addition of new pipelines and compression to increase the volume of gas delivered to Natchez, Mississippi for new industrial customers that are developing there; and

•
the addition of a new interstate pipeline interconnect on our AlaTenn system that would enhance AlaTenn's access to low cost natural gas supply for its current and potential new customers, further enhancing AlaTenn's competitive position in the region and ultimately increasing throughput volume on the pipeline.

Customers
In our Transmission segment, we contract with LDCs, electric utilities, or direct-served industrial complexes, or to interconnections on other large pipelines, to provide firm and interruptible transportation services. Among all of our customers in this segment, the weighted-average remaining life of our firm and interruptible transportation contracts are approximately five years and less than one year, respectively. ExxonMobil, Enbridge Marketing (US) L.P., and Calpine Corporation are the three largest purchasers of natural gas and transmission capacity, respectively, in our Transmission segment and accounted for approximately 50%, 22% and 10%, respectively, of our segment revenue for the year ended December 31, 2012 and approximately 57%, 22% and 8%, respectively, of our segment revenue for the year ended December 31, 2011.
Competition
The natural gas gathering, compression, treating and transportation business is very competitive. Our competitors in our Gathering and Processing segment include other midstream companies, producers, intrastate and interstate pipelines. Competition for natural gas volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. Our major competitors in this segment include TGP, Gulf South and ANR.
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
Safety and Maintenance
We are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), and the Pipeline Safety Improvement Act of 2002, (“PSIA”), which was recently reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transportation pipelines and some gathering lines in high-consequence areas. The PHMSA has developed regulations implementing the PSIA that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which became law in January 2012, increases the penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The PHMSA issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. We believe that this rule does not apply to any of our pipelines. While we cannot predict the outcome of these legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations, particularly by extending thorough more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations. We cannot predict with any certainty at this time the terms of any new laws or rules or the costs of compliance associated with such requirements.
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
Interstate Natural Gas Pipeline Regulation
Our interstate natural gas transportation systems are subject to the jurisdiction of FERC under the Natural Gas Act of 1938, (“NGA”). Under the NGA, FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. Federal regulation of our interstate pipelines extends to such matters as:

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
In 2008, FERC issued Order No. 717, a final rule that implements standards of conduct that include three primary rules: (1) the “independent functioning rule,” which requires transmission function and marketing function employees to operate independently of each other; (2) the “no-conduit rule,” which prohibits passing transmission function information to marketing function employees; and (3) the “transparency rule,” which imposes posting requirements to help detect any instances of undue preference. The FERC has since issued four rehearing orders which generally reaffirmed the determinations in Order No. 717 and also clarified certain provisions of the Standards of Conduct.
In 2005, the FERC issued a policy statement permitting the inclusion of an income tax allowance in the cost of service-based rates of a pipeline organized as a tax pass through partnership entity to reflect actual or potential income tax liability on public utility income, if the pipeline proves that the ultimate owner of its interests has an actual or potential income tax liability on such income. The policy statement provided that whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In August 2005, FERC dismissed requests for rehearing of its new policy statement. In December 2005, the FERC issued its first significant case-specific review of the income tax allowance issue in another pipeline partnership’s rate case. The FERC reaffirmed its income tax allowance policy and directed the subject pipeline to provide certain evidence necessary for the pipeline to determine its income tax allowance. The tax allowance policy and the December 2005 order were appealed to the United States Court of Appeals for the District of Columbia Circuit, or D.C. Circuit. The D.C. Circuit denied these appeals in May 2007 in ExxonMobil Oil Corporation v. FERC and fully upheld the FERC’s tax allowance policy and the application of that policy in the December 2005 order. In 2007, the D.C. Circuit denied rehearing of its ExxonMobil decision. The ExxonMobil decision, its applicability, other orders issued by the FERC upholding the FERC's income tax allowance policy and the issue of the inclusion of an income tax allowance have been the subject of extensive litigation before the FERC. The FERC's most recent order upholding the policy was issued in September 2012. Several parties have appealed this FERC order. Whether a pipeline’s owners have actual or potential income tax liability continues to be reviewed by FERC on a case-by-case basis. How the FERC applies the income tax allowance policy to pipelines owned by publicly traded partnerships could impose limits on a pipeline’s ability to include a full income tax allowance in its cost of service.
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
Historically, FERC did not require intrastate and Hinshaw pipelines to meet the same rigorous transactional reporting guidelines as interstate pipelines. However, as discussed below, in 2010 the FERC issued a new rule, Order No. 735, which increases FERC regulation of certain intrastate and Hinshaw pipelines. See “— Market Behavior Rules; Posting and Reporting Requirements.”
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
In July 2010, for the first time the FERC issued an order finding that the prohibition against buy/sell arrangements applies to interstate open access services provided by Section 311 and Hinshaw pipelines. The FERC denied the numerous requests for rehearing of the July order. However, in October 2010, the FERC issued a Notice of Inquiry seeking public comment on the issue of whether and how parties that hold firm capacity on some intrastate pipelines can allow others to use their capacity, including to what extent buy/sell transactions should permitted and whether the FERC should consider requiring such pipelines to offer capacity release programs. In the Notice of Inquiry, the FERC granted a blanket waiver regarding such transactions while the FERC is considering these policy issues. The comment period has ended but the FERC has not issued an order.
Offshore Natural Gas Pipelines
Our offshore natural gas gathering pipelines are subject to federal regulation under the Outer Continental Shelf Lands Act, which requires that all pipelines operating on or across the outer continental shelf provide open and nondiscriminatory access to shippers. From 1982 until 2012, the Minerals Management Service (“MMS”), of the U.S. Department of the Interior (“DOI”), was the federal agency that managed the nation’s oil, natural gas, and other mineral resources on the outer continental shelf, which is all submerged lands lying seaward of state coastal waters which are under U.S. jurisdiction, and collected, accounted for, and disbursed revenues from federal offshore mineral leases. On June 18, 2010, the Minerals Management Service was renamed the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”). In October 2011, the BOEMRE was reorganized into and replaced by two separate agencies, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE). The BOEM manages the exploration and development of the nation's offshore resources. BOEM seeks to appropriately balance economic development, energy independence, and environmental protection through oil and gas leases, renewable energy development and environmental reviews and studies.
BSEE works to promote safety, protect the environment, and conserve resources offshore through vigorous regulatory oversight and enforcement.
Sales of Natural Gas and NGLs
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
Air Emissions
Our operations are subject to the federal Clean Air Act and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations and processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. Other than as described below with respect to our Bazor Ridge and Chatom systems, we believe that we are in substantial compliance with these requirements. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.
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
In the course of preparing our annual MDEQ filing for 2010 as required by our Title V Air Permit, we determined that we underreported to MDEQ the SO2 emissions from the Bazor Ridge plant for 2009 and 2010. Moreover, we discovered that SO2 emission levels during 2009 may have exceeded the threshold that triggers the need for a Prevention of Significant Deterioration (“PSD”), permit under the federal Clean Air Act. No PSD permit has been issued for the Bazor Ridge plant. In addition, we recently determined that certain SO2 emissions during 2009 and 2010 exceeded the reportable quantity threshold under the federal Emergency Planning and Community Right-to-Know Act (“EPCRA”), requiring notification of various governmental authorities. We did not make any such EPCRA notifications. In July 2011, we self-reported these issues to the MDEQ and EPA Region IV. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order was executed, which included a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ has processed this permit application. In December 2011, EPA Region IV performed an inspection of the plant, and they followed up with an Information Request in May 2012. We have responded to this Information Request and do not anticipate any further action required by the Partnership at this time.
On March 11, 2013, the Environmental Protection Agency issued a Clean Air Act Compliance Order related to an inspection of the Chatom processing plant on May 15, 2012. The order was issued to Quantum Resources Management, LLC, the owner at the time of the inspection. EPA has requested information regarding releases identified during the inspection, including a description of the equipment and repairs that were performed.  We will timely respond to this request. At this time, we cannot determine whether EPA may pursue further enforcement related to these releases and cannot predict the amount of any potential fines or penalties.
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
In addition, on September 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the U.S. beginning in 2011 for emissions in 2010. Our Bazor Ridge and Chatom systems are currently required to and have reported under this rule in 2012 and 2011. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting to include onshore and offshore oil and natural gas systems beginning in 2012. We timely filed emissions reports for our Bazor Ridge and Chatom systems.
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
Employees
We do not have any employees. The officers of our general partner manage our operations and activities. As of December 31, 2012, our general partner employed approximately 107 people who provide direct, full-time support to our operations. All of the employees required to conduct and support our operations are employed by our general partner. None of these employees are covered by collective bargaining agreements, and our general partner considers its employee relations to be good.

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
Risks Related to our Business

Our June 2012 amended credit facility includes financial covenants and ratios. We may have difficulty maintaining compliance with the financial covenants, which include a maximum leverage ratio on a quarterly basis, which could adversely affect our operations and our ability to pay distributions to our unitholders.

We depend on our June 2012 amended credit facility for future capital needs and to fund a portion of cash distributions to unitholders, as necessary. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our June 2012 amended credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our June 2012 amended credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013. On April 15, 2013, we entered into a Fourth Amendment to our June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Credit Facility" for more information about the Fourth Amendment and our June 2012 amended credit facility.

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

•
regulatory action affecting the supply of, or demand for, natural gas, the transportation rates we can charge on our regulated pipelines, how we contract for services, our existing contracts, our operating costs or our operating flexibility; and

•	acts of God.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
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
We are subject to risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. The NYMEX daily settlement price for natural gas for the forward month contract in 2012 ranged from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu. Natural gas prices reached relatively high levels in 2005 and early 2006 and have exhibited significant volatility since then, including a sustained decline beginning in 2008, with the forward month gas futures contracts closing at a seven-year low of $2.32 per MMBtu in January 2012. NGL prices are generally positively correlated to the price of WTI crude oil, which has also exhibited frequent and substantial fluctuations. The NYMEX daily settlement price for WTI crude oil for the forward month contract in 2012 ranged from a high of $109.77 per Bbl to a low of $77.69 per Bbl. Crude oil prices reached historically high levels in July 2008, hitting a peak of $145.29 per Bbl, and have demonstrated substantial volatility since then, with the forward month crude oil futures contracts ranging from $33.87 per Bbl in December 2008 to above $113.93 per Bbl in April 2011.
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
In our Gathering and Processing segment, we have exposure to direct commodity price risk under percent-of-proceeds processing contracts as well as under our elective processing arrangements. Under percent-of-proceeds arrangements, we generally purchase natural gas from producers and retain an agreed percentage of the proceeds (in cash or in-kind) from the sale at market prices of pipeline-quality natural gas and NGLs resulting from our processing activities. We also purchase natural gas at various receipt points, process the gas at a third-party owned natural gas processing facility and sell our portion of the residue gas and NGLs. Under percent-of-proceeds arrangements, our revenue and our cash flows increase or decrease as the prices of natural gas and NGLs fluctuate. When we process natural gas that we purchase for our own account, the relationship between natural gas prices and NGL prices also affects our profitability. When natural gas prices are low relative to NGL prices, it is more profitable for us to process the natural gas that we purchase and process for our own account. When natural gas prices are high relative to NGL prices, it is less profitable for us and our customers to process natural gas both because of the higher value of natural gas and because of the increased cost (principally that of natural gas shrink that occurs during processing and use of natural gas as a fuel) of separating the mixed NGLs from the natural gas. As a result, we may experience periods in which higher natural gas prices relative to NGL prices reduce our processing margins or reduce the volume of natural gas processed pursuant to our elective processing arrangements. For the years ended December 31, 2012 and 2011, percent-of-proceeds arrangements accounted for approximately 51.4% and 41.3%, respectively, of our gross margin, or 69.8% and 58.8%, respectively, of the segment gross margin in our Gathering and Processing segment.

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
We have entered into derivative transactions related to only a portion of the equity volumes of NGLs to which we take title. As a result, we will continue to have direct commodity price risk to the unhedged portion of our NGL equity volumes. We currently have no hedges in place beyond December 2013. Our actual future volumes may be significantly higher or lower than we estimated at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimated, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a reduction of our liquidity. The derivative instruments we utilize for these hedges are based on posted market prices, which may be lower than the actual NGL prices that we realize in our operations. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the variability of our cash flows, and in certain circumstances may actually increase the variability of our cash flows. To the extent we hedge our commodity price risk, we may forego the benefits we would otherwise experience if commodity prices were to change in our favor. We do not enter into derivative transactions with respect to the volumes of natural gas or condensate that we purchase and sell.
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
We will be smaller than many of the other companies in our industry for the foreseeable future, not only in terms of market capitalization but also in terms of managerial, operational and financial resources. Consequently, an operational incident, customer loss or other event that would not significantly impact the business and operations of the larger companies in our industry may have a material adverse impact on our business and results of operations. In addition, our executive management team is relatively small with limited experience in managing our business as a publicly traded partnership and has managed our business and assets for less than four years. As a result, we may not be able to anticipate or respond to material changes or other events in our business as effectively as if our executive management team had such experience and had managed our business and assets for many years. Furthermore, acquisitions and other growth projects may place a significant strain on our management resources. As a result, our ability to execute our growth strategy and to integrate acquisitions and expansion projects successfully into our existing operations could be significantly limited.
We currently have a limited accounting staff, and if we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results timely and accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.
We are subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting (an independent attestation was not required for 2012 due to our non-accelerated filer status). We have implemented an internal control environment to comply with Section 404 for our fiscal year ending December 31, 2012. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations.
We currently have limited accounting personnel, and while we continue to evaluate the adequacy of our accounting personnel staffing level and other matters related to our internal controls over financial reporting, we cannot predict the outcome of the effectiveness of our internal controls over financial reporting.
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
A significant percentage of the gross margin in each of our segments is attributable to a relatively small number of customers. Additionally, a number of customers upon which our business depends are small companies that may in the future have limited access to capital or that may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better capitalized companies. For information regarding our concentration of customers and associated credit risk by segment, please refer to Part I, Item 1. Business in this Annual Report. Although we have gathering, processing or transmission contracts with significant customers of varying duration and commercial terms, if one or more of these customers were to default on their contract or if we were unable to renew our contract with one or more of these customers on favorable terms, we may not be able to replace any of these customers in a timely fashion, on favorable terms or at all. In any of these situations, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our gross margin.
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
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to which we provide services and sell commodities. For the year ended December 31, 2012, our Gathering and Processing segment derived 40%, 12% and 11% of its revenue from ConocoPhillips, Enbridge Marketing (US) L.P., and Shell, respectively. For the year ended December 31, 2011, our Gathering and Processing segment derived 55%, 16% and 9% of its revenue from ConocoPhillips, Enbridge Marketing (US) L.P., and Dow Hydrocarbons and Resources, respectively. Additionally, ExxonMobil, Enbridge Marketing (US) L.P., and Calpine Corporation are the three largest purchasers of natural gas and transmission capacity, respectively, in our Transmission segment and accounted for approximately 50%, 22% and 10%, respectively, of our segment revenue for the year ended December 31, 2012 and approximately 57%, 22% and 8%, respectively, of our segment revenue for the year ended December 31, 2011.
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
We may incur significant costs and liabilities as a result of safety regulation, including pipeline integrity management program testing and related repairs.
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
In addition, many states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. Although many of our natural gas facilities fall within a class that is not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines, particularly our AlaTenn and Midla pipelines. We currently estimate that we will incur future costs of approximately $0.1 million during 2013 to complete the testing required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, should we fail to comply with DOT regulations, we could be subject to penalties and fines.
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which became law in January 2012, increases the penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In addition, PHMSA has published an advanced notice of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to revise the integrity management requirements or to include additional pipelines in "high consequence areas". Such legislative and regulatory changes could have a material effect on our operations and costs of transportation services.
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

Our new pipeline and related assets acquired through High Point Infrastructure Partners are subject to additional orders from the FERC.
The pipeline and related assets that we acquired from High Point on April 15, 2013 are owned by two of our subsidiaries, High Point Gas Transmission, LLC (“HPGT”) and High Point Gas Gathering, LLC (“HPGG”). In an order issued in June 2012, the FERC approved the abandonment of these mainly offshore assets by Southern Natural Gas Company, L.L.C (“Southern Natural”) to allow for their transfer to HPGT. The FERC determined that some of these assets constitute gathering facilities that are generally exempt from FERC regulation under the Natural Gas Act. FERC's June 21, 2012 order also authorizes HPGT to own and operate the jurisdictional assets, specifically the assets that are used for interstate transmission of natural gas. Following its acquisition of the assets from Southern Natural, HPGT transferred the exempt gathering assets to HPGG. Several shippers who protested Southern Natural's application to abandon these assets and HPGT's application to own and operate these assets have sought rehearing of the FERC's June 2012 order approving the applications. The shippers who are gas producers whose production is gathered by these assets are complaining to the FERC that the transfer should not have been authorized because the effect has been to result in additional charges for the use of the facilities to deliver gas to Southern Natural at a point onshore. They also are alleging that Southern Natural had no FERC authorization to transfer the exempt gathering facilities to HPGG, but only to HPGT.
Notwithstanding the rehearing request, the FERC's June 2012 order is fully effective. Although the producers might have asked FERC to stay its order, they did not do so. As authorized by the June 2012 order, Southern Natural abandoned the facilities and transferred them to HPGT, which then transferred the exempt gathering facilities to HPGG. (Southern Natural did not transfer the facilities directly to HPGT.) While the shipper's request for rehearing asked FERC to disapprove the original abandonment by Southern Natural, the shippers did not seek any other relief as to HPGT's authority to own and operate the assets or FERC's authority to unwind the transfers at that time. Subsequently, after the statutory deadline for such requests, shippers sought to void HPGT's authorization to own and operate the assets and to unwind the transaction; however, the Company believes these requests are time-barred. The shipper's requests for rehearing of the June 2012 order and subsequent requests remain pending. It is not known whether FERC will change its original decision, or whether the shippers will appeal the FERC's order to the courts if their requests are denied. While we consider any adverse outcome unlikely, an adverse result could have a materially adverse effect on our financial condition.
In a separate proceeding, HPGT filed with FERC initial rates for interstate gas transportation service in compliance with the FERC's June 2012 order. In an order issued in September 2012, the FERC allowed HPGT to collect its proposed rates starting as of November 1, 2012, the date that HPGT acquired the assets from Southern Natural; however the collection of rates is “subject to refund” and a final ruling by the FERC on the rates and on the requests for rehearing. The shippers have protested HPGT's initial rates, alleging that they are excessive because, among other reasons, HPGT did not allocate enough costs to the gathering service rates. As a result of information requests from the FERC's staff, HPGT has filed additional rate calculations using different allocation methods as requested. The shipper protests remain pending. We believe that our initial rates are just and reasonable, however, should the FERC determine that the shippers are owed a refund, it could have a materially adverse effect on our financial condition.
A standard requirement in the June 2012 FERC order is that HPGT file, in three years, a cost and revenue study based on a recent 12-month period. The FERC will review the study and determine whether it believes HPGT is collecting excessive revenue. Although the results of the cost/revenue study are uncertain at this early stage, if the FERC were to conclude that HPGT had been collecting excess revenue, it could initiate a rate proceeding to require HPGT to determine whether its rates should be lowered prospectively. If the initial rates are determined to be too low and not sufficient to enable HPGT to cover its costs, HPGT would have the option to file at any time for a prospective rate increase. Although we believe that HPGT's rates are just and reasonable, we are unable to predict the likelihood that the FERC will conclude, based on HPGT's filing in three years, that HPGT's rates resulted in the collection of excess revenue and that HPGT's rates should be reduced prospectively, and if such efforts are successful the amount of any such rate reduction.
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
These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our pipelines and facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency (“EPA”), and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. For example, with respect to our Bazor Ridge system, in the course of preparing our annual MDEQ filing for 2010 as required by our Title V Air Permit, we determined that we underreported to MDEQ the SO2 emissions from the Bazor Ridge plant for 2009 and 2010. Moreover, we discovered that SO2 emission levels during 2009 may have exceeded the threshold that triggers the need for a Prevention of Significant Deterioration (“PSD”), permit under the federal Clean Air Act. No PSD permit has been issued for the Bazor Ridge plant. In addition, we recently determined that certain SO2 emissions during 2009 and 2010 exceeded the reportable quantity threshold under the federal Emergency Planning and Community Right-to-Know Act (“EPCRA”), requiring notification of various governmental authorities. We did not make any such EPCRA notifications. In July 2011, we self-reported these issues to the MDEQ and EPA Region IV. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order was executed, which included a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ has processed this permit application. In December 2011, EPA Region IV performed an inspection of the plant, and they followed up with an Information Request in May 2012. We have responded to this Information Request and do not anticipate any further action required by the Partnership at this time.
On March 11, 2013, the Environmental Protection Agency issued a Clean Air Act Compliance Order related to an inspection of the Chatom processing plant on May 15, 2012. The order was issued to Quantum Resources Management, LLC, the owner at the time of the inspection. EPA has requested information regarding releases identified during the inspection, including a description of the equipment and repairs that were performed.  We will timely respond to this request. At this time, we cannot determine whether EPA may pursue further enforcement related to these releases and cannot predict the amount of any potential fines or penalties.
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
Independent of Congress, the EPA is beginning to adopt regulations controlling GHG emissions under its existing Clean Air Act authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. Our Bazor Ridge facility is currently required to report under this rule beginning in 2011. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 30, 2010, requires reporting of greenhouse gas emissions by regulated facilities to the EPA by March 2012 for emissions during 2011 and annually thereafter. We filed emission reports for our Bazor Ridge and Chatom systems in March 2012. In 2010, the EPA also issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act.
On August 16, 2012, the EPA published final rules that establish new air emission controls for natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards ("NSPS") to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”), and a separate set of emission standards to address hazardous air pollutants frequently associated with natural gas processing activities. The rules establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules establish new leak detection requirements for natural gas processing plants. Under these rules we are required to modify some of our operations, though we do not expect these modifications to have a material effect on our operations. Following the publication of the final rule, EPA received petitions for reconsideration of certain aspects of the standards. On April 12, 2013, EPA published proposed updates to the NSPS Section OOOO storage tank requirements.
EPA could develop new rules and current rules may be modified.
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
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which became law in January 2012, increases the penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Department of Transportation (“DOT”), has also recently proposed legislation providing for more stringent oversight of pipelines and increased penalties for violations of safety rules, which is in addition to the Pipeline and Hazardous Materials Safety Administration’s announced intention to strengthen its rules. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”), which is part of DOT, recently issued a final rule, effective October 1, 2011, applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. We believe that this rule does not apply to any of our pipelines. While we cannot predict the outcome of other proposed legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines not previously subject to such requirements. Additionally, legislative and regulatory changes may also result in higher penalties for the violation of federal pipeline safety regulations. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations. We cannot predict with any certainty at this time the terms of any new laws or rules or the costs of compliance associated with such requirements.
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
Restrictions in our June 2012 amended credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our common units.
Our June 2012 amended credit facility limits our ability to, among other things:

•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer or otherwise dispose of assets.
Our June 2012 amended credit facility also contains covenants requiring us to maintain certain financial ratios. The provisions of our June 2012 amended credit facility affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our June 2012 amended credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.
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
As our common units are yield-oriented securities, increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
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
Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operational departments, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in financial loss and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
Risks Inherent in an Investment in Us
HighPoint Infrastructure Partners, LLC, an affiliate of ArcLight Captial Partners, and AIM Midstream Holdings directly own and control our general partner, which has sole responsibility for conducting our business and managing our operations. HighPoint Infrastructure Partners, AIM Midstream Holdings and our general partner have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our unitholders.
HighPoint Infrastructure Partners and AIM Midstream Holdings own and control our general partner and appoints all of the officers and directors of our general partner, some of whom are also officers of HighPoint Infrastructure Partners and AIM Midstream Holdings. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owners, HighPoint Infrastructure Partners and AIM Midstream Holdings. Conflicts of interest may arise between HighPoint Infrastructure Partners and AIM Midstream Holdings and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of HighPoint Infrastructure Partners and AIM Midstream Holdings over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	neither our partnership agreement nor any other agreement requires HighPoint Infrastructure Partners and AIM Midstream Holdings to pursue a business strategy that favors us;

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

HighPoint Infrastructure Partners and AIM Midstream Holdings are not limited in their ability to compete with us and are not obligated to offer us the opportunity to acquire additional assets or businesses, which could limit our ability to grow and could adversely affect our results of operations and cash available for distribution to our unitholders.
HighPoint Infrastructure Partners and AIM Midstream Holdings are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, in the future, HighPoint Infrastructure Partners and AIM Midstream Holdings may acquire, construct or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities. Moreover, while HighPoint Infrastructure Partners and AIM Midstream Holdings may offer us the opportunity to buy additional assets from them, they are under no contractual obligation to do so and we are unable to predict whether or when such acquisitions might be completed.
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
We distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement, and in our June 2012 amended credit facility, on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner will be chosen by High Point Infrastructure Partners. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.
The unitholders currently are unable to remove our general partner without its consent because our general partner and its affiliates owns sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our general partner. HighPoint Infrastructure Partners own 69% of outstanding limited partner units and AIM Midstream Holdings who owns 5% of our outstanding limited partner units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholder’s dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
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
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of HighPoint Infrastructure Partners and AIM Midstream Holdings to transfer all or a portion of their ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.
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
HighPoint Infrastructure Partners and AIM Midstream Holdings may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
AIM Midstream Holdings currently holds an aggregate of 725,120 common units and HighPoint Infrastructure Partners holds 4,526,066 subordinated units and 5,142,857 preferred units. All of the subordinated units will convert into common units at the end of the subordination period. The preferred units are convertible into common units at the election of High Point Infrastructure partners at any time after January 1, 2014. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require you to sell your units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. AIM Midstream Holdings owns approximately 16.0% of our outstanding common units. HighPoint Infrastructure Partners owns 4,526,066 subordinated units and 5,142,857 preferred units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), HighPoint Infrastructure Partners will own approximately 69% of our outstanding common units assuming our preferred units are converted into common units on a one-for-one basis, AIM Midstream Holdings would own 5% of our outstanding common units.
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
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this Annual Report or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.
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
Our common units have been listed on the New York Stock Exchange since July 27, 2011 under the symbol “AMID”. The following table sets forth the high and low sales prices of the common units, as reported by the New York Stock Exchange (“NYSE”) for each quarter since our IPO together with distributions paid subsequent to each quarter for that quarter through December 31, 2012:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012
High Price	$19.44	$21.75	$22.77	$22.80
Low Price	$13.64	$18.65	$18.90	$18.89
Distribution per common unit	$0.4325	$0.4325	$0.4325	$0.4325
2011
High Price	$19.57	$23.37	—	—
Low Price	$16.80	$16.00	—	—
Distribution per common unit	$0.4325	$0.2690	—	—
As of March 13, 2013, there were 12 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 4,526,066 subordinated units and 185,451 general partner units, for which there is no established trading market. All of the subordinated units and general partner units are held by affiliates of our general partner. Our general partner and its affiliates receive quarterly distributions on these units only after sufficient funds have been paid to the common units.
Overview of Distributions
During the past two fiscal years, our unitholders have received distributions from us on a pro rata basis. Holders of our previously outstanding units received their pro rata share of distributions as follows:

(in thousands)
November 2012	$3,939
August 2012	3,939
May 2012	3,940
February 2012	3,930
November 2011 (b)	2,485
August 2011 (a)	33,723
May 2011	3,674
February 2011	3,664

(a)	In August 2011 we made a special distribution of $33.7 million in connection with our IPO to AIM Midstream Holdings, LLC, participants in our LTIP holding common units and our general partner.

(b)	Represents a pro-rated distribution of $0.2690 per unit for the period from August 2, 2011 through September 30, 2011.
On January 25, 2013, we announced a distribution of $0.4325 per unit payable on February 14, 2013 to unitholders of record on February 7, 2013.
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
The following table sets forth the number of common, subordinated common and general partner units at December 31, 2012:

	December 31,
	2012	2011
	(in thousands)
Limited partner common units	4,639	4,561
Limited partner subordinated units	4,526	4,526
General partner units	185	185

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
If we do not pay the minimum quarterly distribution on our common units, our subordinated unitholders will not be entitled to receive such payments in the future except in some circumstances during the subordination period. To the extent we have available cash in any future quarter during the subordination period in excess of the amount necessary to pay the minimum quarterly distribution to holders of our common units and the corresponding distributions on our general partner’s 2.0% interest, we will use this excess available cash to pay any distribution arrearages on the common units related to prior quarters before any cash distribution is made to holders of the subordinated units.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Our general partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the board of directors of our general partner adopted an LTIP for its employees, consultants and directors who perform services for it or its affiliates. On May 25, 2010, the board of directors of our general partner adopted an amended and restated LTIP. On July 11, 2012, the board of directors of our general partner adopted a second amended and restated long-term incentive plan that effectively increased available awards by 871,750 units. At December 31, 2012, 2011 and 2010, there were 920,193, 54,827 and 62,246 units, respectively, available for future grant under the LTIP giving retroactive treatment to the reverse unit split described in Note 13 “Partners’ Capital”.
Recent Sales of Unregistered Units
None
Repurchase of Equity by American Midstream Partners, LP

None
Item 6. Selected Historical Financial and Operating Data
The following table presents selected historical consolidated financial and operating data for the periods and as of the dates indicated. We derived this information from our historical consolidated financial statements, historical combined Predecessor financial statements and accompanying notes. This information should be read together with, and is qualified in its entirety, by reference to those financial statements and notes, which for the years 2012, 2011, and 2010 begin on F-1 to this Annual Report.
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
For a detailed discussion of the following table, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	American Midstream Partners, LP and Subsidiaries (Successor)				American Midstream Partners Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from August 20, 2009 (Inception Date) to 2009 December 31, 2009	10 Months Ended October 31, 2009	Year Ended December 31, 2008
	(in thousands, except per unit and operating data)
Statement of Operations Data:
Revenue	$209,594	$248,282	$212,248	$32,833	$143,132	$366,348
Realized gain (loss) in early termination of commodity derivatives	—	(2,998)	—	—	—	—
Unrealized gain (loss) on commodity derivatives	992	(541)	(308)	—	—	—
Total revenue	210,586	244,743	211,940	32,833	143,132	366,348
Operating expenses:
Purchases of natural gas, NGLs and condensate	155,667	202,403	173,821	26,593	113,227	323,205
Direct operating expenses	18,202	12,856	12,187	1,594	10,331	13,423
Selling, general and administrative expenses	14,309	10,794	7,120	1,196	8,577	8,618
Advisory services agreement termination fee	—	2,500	—	—	—	—
Transaction expenses	—	282	303	6,404	—	—
Equity compensation expense(a)	1,783	3,357	1,734	150	—	—
Depreciation expense	21,414	20,705	20,013	2,978	12,630	13,481
Total operating expenses	211,375	252,897	215,178	38,915	144,765	358,727
Gain (loss) on acquisition of assets	—	565	—	—	—	—
Gain (loss) on involuntary conversion of property, plant and equipment	(1,021)	—	—	—	—	—
Gain (loss) on sale of assets, net	128	399	—	—	—	—

Operating income (loss)	(1,682)	(7,190)	(3,238)	(6,082)	(1,633)	7,621
Other income (expense)
Interest expense	(4,570)	(4,508)	(5,406)	(910)	(3,728)	(5,747)
Other income (expense)	—	—	—	—	24	854
Net income (loss)	(6,252)	(11,698)	(8,644)	$(6,992)	$(5,337)	$2,728
Net income (loss) attributable to non-controlling interests	256	—	—	—	—	—
Net income (loss) attributable to the Partnership	(6,508)	(11,698)	(8,644)	(6,992)	(5,337)	2,728
General partner’s interest in net income (loss)	(129)	(233)	(173)	(140)
Limited partners’ interest in net income (loss)	$(6,379)	$(11,465)	$(8,471)	$(6,852)
Limited partners’ net income (loss) per unit	$(0.70)	$(1.64)	$(1.66)	$(3.13)
Weighted average number of units used in computation of limited partners’ net income (loss) per unit (h)	9,113	6,997	5,099	2,187
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$18,348	$10,432	$13,791	$(6,531)	$14,589	$18,155
Investing activities	(62,427)	(41,744)	(10,268)	(151,976)	(853)	(10,486)
Financing activities	43,784	32,120	(4,609)	159,656	(14,088)	(7,929)
Other Financial Data:
Adjusted EBITDA(b)	$18,277	$21,041	$18,263	$3,450	$11,021	$21,956
Distributable cash flow(f)	9,588	13,212	9,549	1,913	—	—
Distributable cash flow per weighted average unit outstanding(g)	1.05	1.85	1.84	0.86	—	—
Gross margin(c)	50,554	45,879	38,119	6,240	29,905	43,143
Segment gross margin:
Gathering and Processing	37,241	32,142	24,595	3,698	20,024	27,354
Transmission	13,313	13,737	13,524	2,542	9,881	15,789
Balance Sheet Data (At Period End):
Cash and cash equivalents	$576	$871	$63	$1,149	$149	$421
Accounts receivable and unbilled revenue	23,470	20,963	22,850	19,776	8,756	9,532
Property, plant and equipment, net	223,819	170,231	146,808	146,226	205,126	216,903
Total assets	256,696	199,551	173,229	174,470	250,162	277,242
Total debt (current and long term)(d)	128,285	66,270	56,370	61,000	—	60,000
Operating Data:
Gathering and processing Segment:
Throughput (MMcf/d)	299.3	250.9	175.6	169.7	211.8	179.2

Plant inlet volume (MMcf/d)(e)	116.1	36.7	9.9	11.4	11.7	12.5
Gross NGL production (Mgal/d)(e)	49.9	54.5	34.1	38.2	39.3	40.2
Gross condensate production (Mgal/d)(e)	22.6	6.8	—	—	—	—
Transmission segment:
Throughput (MMcf/d)	398.5	381.1	350.2	381.3	357.6	336.2
Firm transportation - capacity reservation (MMcf/d)	703.6	702.2	677.6	701.0	613.2	627.3
Interruptible transportation throughput (MMcf/d)	86.6	69.0	80.9	118.0	121.0	141.6

(a)
Represents cash and non-cash costs related to our LTIP. Of these amounts, $1.8 million, $1.6 million, $1.2 million and $0.2 million, for the years ended December 31, 2012, 2011, 2010 and the period ended December 31, 2009, respectively, were non-cash expenses.

(b)
For a definition of adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Selected Historical Financial and Operating Data — Non-GAAP Financial Measures,” and for a discussion of how we use adjusted EBITDA to evaluate our operating performance, please read “— How We Evaluate Our Operations.”

(c)
For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, Note 19 to our audited consolidated financial statements included elsewhere in this Annual Report and for a discussion of how we use gross margin to evaluate our operating performance, please read “— How We Evaluate Our Operations.”

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

(h)
Includes unvested phantom units with DERs, which are considered participating securities, of 205,864 and 175,236 as of December 31, 2010 and 2009, respectively . The DER’s were eliminated on June 9, 2011. There were no such unvested phantom units with DERs at December 31, 2011 or subsequent. The unit count also gives effect to the reverse unit split as described in Note 13, “Partners’ Capital” of our audited consolidated financial statements included in this Annual Report beginning on page F-1.

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
Overview
We are a growth-oriented Delaware limited partnership that was formed by affiliates of AIM in August 2009 to own, operate, develop and acquire a diversified portfolio of natural gas midstream energy assets. We are engaged in the business of gathering, treating, processing, fractionating and transporting natural gas through our ownership and operation of ten gathering systems, four processing facilities, two interstate pipelines and four intrastate pipelines. We also own a 50% undivided, non-operating interest in a processing plant located in southern Louisiana. Our primary assets, which are strategically located in Alabama, Louisiana, Mississippi, and Texas, provide critical infrastructure that links producers and suppliers of natural gas to diverse natural gas markets, including various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. We currently operate approximately 1,400 miles of pipelines that gather and transport over 600 MMcf/d of natural gas.
Significant financial highlights during the year ended December 31, 2012, include the following:

•	Our distributable cash flow for the year ended December 31, 2012 was $9.6 million. We distributed $16.1 million to our unitholders or $1.73 per unit.

•	For the year ended December 31, 2012, gross margin increased to $50.6 million or 10.2% compared to the same period in 2011;

•
The Partnership acquired an 87.4% interest in the Chatom processing and fractionation plant and associated gathering infrastructure (the "Chatom system") from affiliates of Quantum Resources Management, LLC, effective July 1, 2012, for approximately $51.4 million; and

•
The Partnership amended its August 2011 credit facility to increase the borrowing capacity from $100 million to $200 million with a syndicate of eight banks led by Bank of America, N.A., as Administrative Agent, Collateral Agent, L/C Issuer and Lender.

Significant operational highlights and challenges during the year ended December 31, 2012, include the following:

•	Throughput attributable to American Midstream Partners, LP totaled 697.8 MMcf/d for the year, representing a 10.4% increase compared to the same period in 2011;

•
Certain assets were impacted by Hurricane Isaac, the negative financial impact for which was approximately $3.0 million. A portion of this amount related to foregone cash flows resulting from production curtailments immediately following the hurricane, and the remainder resulted from costs incurred to repair the damaged assets during the third and fourth quarters of 2012.  The Partnership is insured for named windstorms on the affected assets after a $1.0 million deductible. The gathering and processing volumes associated with the assets that were damaged during Hurricane Isaac have returned to pre-hurricane levels;

•
The Partnership completed a scheduled turnaround of its Bazor Ridge processing plant in eastern Mississippi.  The turnaround took longer than anticipated as a result of unscheduled repairs and upgrades that slowed the turnaround process but are expected to deliver long-term, improved efficiencies at the plant. The negative financial impact of the turnaround in the fourth quarter was approximately $1.1 million; and

•
The Partnership saw a decline in volumes on one of its offshore pipeline systems during the third and fourth quarters of 2012 as a result of a producer's work on one of its platforms. The Partnership continues to work with this producer to negotiate the return of incremental volumes to the offshore pipeline system, although the contract terms may change for the incremental volumes going forward and a change in contract terms may have a material negative impact on financial results. While the Partnership expects the incremental volumes to return during the first half of 2013, the reduced volumes during the third and fourth quarters of 2012 resulted in a negative financial impact of approximately $2.0 million.

Our Operations
We manage our business and analyze and report our results of operations through two business segments:

•
Gathering and Processing. Our Gathering and Processing segment provides “wellhead-to-market” services to producers of natural gas and oil, which include transporting raw natural gas from various receipt points through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, fractionating NGLs and selling or delivering pipeline quality natural gas as well as NGLs to various markets and pipeline systems.

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

•
Interest in the Chatom System. We account for our 87.4% undivided interest in the Chatom system pursuant to ASC No. 810-10-65-1, Noncontrolling Interests. Under this method, revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the partners' and the noncontrolling interests. The consolidated income statement shall separately present net income attributable to the partners' and the noncontrolling interests.

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

Contract Mix
Set forth below is a table summarizing our average contract mix for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
	Segment Gross Margin	Percent of Segment Gross Margin	Segment Gross Margin	Percent of Segment Gross Margin
	(in millions)		(in millions)
Gathering and Processing
Fee based	$8.7	23.6%	$9.3	28.6%
Fixed Margin	2.5	6.6%	4.1	12.6%
Percent-of-Proceeds	26.0	69.8%	19.1	58.8%
Total	$37.2	100.0%	$32.5	100.0%
Transmission
Firm transportation	$10.8	81.2%	$10.4	75.9%
Interruptible transportation	1.9	14.3%	2.1	15.3%
Fixed margin	0.6	4.5%	1.2	8.8%
Total	$13.3	100.0%	$13.7	100.0%
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
Effective October 1, 2012, we changed our segment gross margin measure to exclude construction, operating and maintenance agreement (“COMA”) income. For the year ended December 31, 2012, $0.7 million and $2.7 million in COMA income was excluded from our Gathering and Processing segment gross margin and our Transmission segment gross margin, respectively.
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
We changed our calculation of adjusted EBITDA for 2011 to include the straight-line amortization of commodity put premiums over the life of the associated commodity put contracts. This is necessary as all unrealized commodity gains and losses, by definition, are excluded in calculating adjusted EBITDA and such premium costs would only be included in the calculation of adjusted EBITDA at the expiration of the put contract. We believe this treatment better reflects the allocation of commodity put premium costs over the benefit period of the commodity put contract. Commodity put premium amortization included in the calculation of adjusted EBITDA was $0.4 million for the year ended December 31, 2011. Further we made a change to the calculation to exclude COMA income from adjusted EBITDA. COMA income excluded from adjusted EBITDA for the year ended December 31, 2011 was $0.9 million.
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
For a reconciliation of segment gross margin to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 19 to our audited consolidated financial statements included in this Form 10-K.
The following tables reconcile the non-GAAP financial measures, adjusted EBITDA and distributable cash flow used by management to their most directly comparable GAAP measures:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Net income (loss) attributable to the Partnership	$(6,508)	$(11,698)	$(8,644)
Add:
Depreciation and accretion expense	21,414	20,705	20,013
Interest expense	3,875	4,508	5,406
Debt issuance costs	1,564	—	—
Realized loss on early termination of commodity derivatives	—	2,998	—
Realized loss on commodity put purchase costs	—	308	—
Unrealized (gain) loss on commodity derivatives	(992)	541	—
Non-cash equity compensation expense	1,783	1,607	1,185
Advisory services agreement termination fee	—	2,500	—
Special distribution to holders of LTIP phantom units	—	1,624	—
Transaction expenses	—	282	303
Deduct:
COMA income	3,373	879	—
Straight-line amortization of put costs (1)	291	409	—
OPEB plan net periodic benefit (cost)	88	82	—
Gain (loss) on acquisition of assets	—	565	—
Gain (loss) on involuntary conversion of property, plant and equipment	(1,021)	—	—
Gain (loss) on sale of assets, net	128	399	—
Adjusted EBITDA	$18,277	$21,041	$18,263
Deduct:
Cash interest expense (2)	3,854	3,246	4,591
Normalized maintenance capital (3)	3,828	3,083	2,623
Normalized integrity management (4)	1,007	1,500	1,500
Distributable Cash Flow	$9,588	$13,212	$9,549

(1)	Amounts noted represent the straight-line amortization of the cost of commodity put contracts over the life of the contract.

(2)	Excludes amortization of debt issuance costs and mark-to-market adjustments related to interest rate derivatives.

(3)
Amounts noted represent estimated annual maintenance capital expenditures of $3.8 million for the year ended December 31, 2012 which is what we expect to be required to maintain our assets over the long term.

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

•
Effective July 1, 2012, we acquired an 87.4% undivided interest in the Chatom processing and fractionation plant and associated gathering infrastructure (the “Chatom system”) from affiliates of Quantum Resources Management, LLC. The acquisition fair value of consideration of $51.4 million includes a credit associated with the cash flow the Chatom Assets generated between January 1, 2012, and the effective date of July 1, 2012.

General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Outlook
Prior to 2012, the United States and other industrialized countries experienced a significant economic downturn that led to a decline in worldwide energy demand. North American oil and natural gas supply was increasing as a result of the rise in domestic unconventional production. The combination of lower energy demand due to the economic downturn and higher North American oil and natural gas supply resulted in significant declines in oil, NGL and natural gas prices. While oil and NGL prices began to increase steadily during 2011, natural gas prices remained depressed and volatile throughout 2012 due to a continued increase in natural gas supply despite weaker offsetting demand growth. The outlook for a worldwide economic recovery in 2013 remains uncertain, and the timing of a recovery in worldwide demand for energy is difficult to predict. As a result, we expect natural gas prices to remain relatively low in the near term.
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
Supply and Demand Outlook for Natural Gas and Oil
Natural gas and oil continue to be critical components of energy consumption in the United States. According to the U.S. Energy Information Administration, or EIA, annual consumption of natural gas in the U.S. was approximately 25.4 trillion cubic feet, or Tcf, in 2012, compared to approximately 24.4 Tcf in 2011, representing an increase of approximately 4.1%. Domestic production of natural gas grew from approximately 24.0 Tcf in 2011 to approximately 25.3 Tcf in 2012, or an 5.4% increase. The industrial and electricity generation sectors currently account for the largest usage of natural gas in the United States, representing approximately 63.9% of the total natural gas consumed in the United States during 2012. In particular, based on a report by the EIA, industrial natural gas demand is expected to grow from 6.1 Tcf in 2009 to 8.2 Tcf in 2020 as a result of an expected recovery in industrial production. According to the EIA, domestic crude oil production was approximately 6.4 million barrels per day, or MMBbl/d, in 2012, compared to approximately 5.7 MMBbl/d in 2011, representing an increase of approximately 12.3%. Domestic crude oil production is expected to continue to increase over time primarily due to improvements in technology that have enabled U.S. onshore producers to economically extract sources of supply, such as secondary and tertiary oil reserves and unconventional oil reserves, that were previously unavailable or uneconomic. We believe that current oil and natural gas prices and the existing demand for oil and natural gas will continue to result in ongoing oil and natural gas-related drilling in the United States as producers seek to increase their production levels. In particular, we believe that drilling activity targeting oil with associated natural gas, such as on our Bazor Ridge and Chatom systems, will remain active. We also believe that the current relatively low natural gas price environment will encourage the development of net industrial facilities that consume natural gas, which will benefit our transmission systems that are strategically located next to inland waterways, such as our AlaTenn and Midla complexes. Although we anticipate continued exploration and production activity in the areas in which we operate, fluctuations in energy prices can affect natural gas production levels over time as well as the timing and level of investment activity by third parties in the exploration for and development of new oil and natural gas reserves. We have no control over the level of oil and natural gas exploration and development activity in the areas of our operations.
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
Credit markets continue to experience near-record lows, which we believe will continue through 2013; however, if monetary policy begins to tighten, our interest rates on floating rate debt facilities and future offerings in the debt capital markets could be higher. An increase in financing costs may affect yield requirements of investors who invest in our common units.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
Other Matters
We believe the diversity of our assets and our hedged commodity position to protect against downside commodity risk are key elements to long-term growth and sustainable distributable cash flow.
We continue to actively manage our capital maintenance and capital program. On August 13, 2012, we announced a growth project and expect to construct a midstream system to gather, treat, compress and process natural gas from wells targeting multiple liquids-rich producing formations, including the Eaglebine Formation. The anticipated midstream system would include gathering and processing capacity to support customers' production as well as other third-party development in the area. We have completed construction on the initial phase of the midstream infrastructure and began operations in early 2013.
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
Recent Events
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC, an affiliate of American Infrastructure MLP Fund, entered into agreements with High Point Infrastructure Partners, LLC, an affiliate of ArcLight Capital Partners, LLC (“High Point”), pursuant to which High Point (i) acquired 90% of our general partner, which holds all of our general partner units and incentive distribution rights, and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 convertible preferred units (the “Series A Preferred Units”) issued by the Partnership. As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partnership interests. Please read "— ArcLight Transactions." Contemporaneously with the consummation of these transactions, we also entered into a Fourth Amendment to our credit agreement that, among other things, provides for the waiver of recent covenant breaches relating to consolidated total leverage ratio, modifies the covenant relating to total leverage ratio through the quarter ended December 31, 2014 and reduces the quarterly cash distribution that would otherwise be payable in respect of our subordinated units or Series A Preferred Units for the first, second, third and fourth quarters of 2013. Please read "— Fourth Amendment to Credit Facility" and "—Liquidity and Capital Resources — Our Credit Facility" for more information about our credit facility, covenant violations and related waivers and the Fourth Amendment.
ArcLight Transactions
Purchase Agreement
On April 15, 2013, AIM Midstream Holdings and High Point entered into a Purchase Agreement, pursuant to which High Point purchased from AIM Midstream Holdings all of the Partnership's 4,526,066 subordinated units and 90% of the limited liability company interests in our general partner, which holds all of our general partner units and incentive distribution rights. The transactions contemplated by the Purchase Agreement were consummated on April 15, 2013. Of the cash consideration paid to AIM Midstream Holdings, $12.5 million is being held in escrow until its release upon satisfaction of certain conditions.

Contribution Agreement
On April 15, 2013, the Partnership and High Point entered into a Contribution Agreement, pursuant to which High Point contributed to us 100% of the limited liability company interests in certain of its subsidiaries that own midstream assets located in southern and offshore Louisiana (the “High Point Assets”) and $15 million in cash in exchange for 5,142,857 newly issued Series A Preferred Units. Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's June 2012 amended credit facility in connection with the Fourth Amendment. The transactions contemplated by the Contribution Agreement were consummated on April 15, 2013.
Third Amended & Restated Agreement of Limited Partnership
On April 15, 2013, our general partner amended our partnership agreement with the Third Amended & Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”) providing for the creation and designation of the rights, preferences, terms and conditions of the Series A Preferred Units.
Under the terms of the Amended Partnership Agreement, commencing with the quarter ending on June 30, 2013 and ending with the earlier of the quarter that includes a conversion of the Series A Preferred Units and the quarter beginning October 1, 2014 (the “Coupon Conversion Quarter”), the Series A Preferred Units will each receive quarterly distributions (the “Series A Quarterly Distributions”) in an amount equal to (i) 0.01428571 of additional Series A Preferred Units (subject to customary anti-dilution adjustments) (the "PIK Distribution") and (ii) $0.25 in cash (with the additional Series A Preferred Units and cash portion relating to the quarter ending June 30, 2013 being prorated based on the number of days in such quarter that follow the date on which the Series A Preferred Units were issued). Commencing with the Coupon Conversion Quarter, the Series A Preferred Units will receive the Series A Quarterly Distributions in an amount equal to the greater of (a) the amount of aggregate distributions that would be payable had such Series A Preferred Units converted into Common Units and (b) a fixed rate of 0.023571428 multiplied by the conversion price, which will initially be $17.50 per Series A Preferred Unit (subject to customary anti-dilution adjustments) (the “Conversion Price”), paid in arrears within 45 days after the end of each quarter and prior to distributions with respect to the Common Units and Subordinated units. If we elect to reduce distributions on the Series A Preferred Units in order to satisfy our obligation under the Fourth Amendment to reduce distributions on either our subordinated units or Series A Preferred Units in respect of each of the quarters ending June 30, September 30 and December 31, 2013, no part of any such reduction will accrue or accumulate or bear interest.
The record date for the determination of holders entitled to receive Series A Quarterly Distributions will be the same as the record date for determination of Common Unit holders entitled to receive quarterly distributions.
If we fail to pay in full any Series A Quarterly Distribution, the amount of such unpaid distribution will accrue, accumulate and bear interest at a rate of 6.0% per annum from the first day of the quarter immediately following the quarter for which such distribution is due until paid in full.
The Series A Preferred Units have voting rights that are identical to the voting rights of the Common Units and will vote with the Common Units as a single class, with each Series A Preferred Unit entitled to one vote for each Common Unit into which such Series A Preferred Unit is convertible. The Series A Preferred Units also have separate class voting rights on any matter, including a merger, consolidation or business combination, that adversely affects, amends or modifies any of the rights, preferences, privileges or terms of the Series A Preferred Units. Moreover, the general partner may not take any of the following actions without the prior written consent of High Point or any of its affiliates, as long as High Point or such affiliates together hold at least 50% of the Series A Preferred Units and Subordinated Units held by High Point immediately following the issuance of the Series A Preferred Units on April 15, 2013:

•
cause or permit us to invest in, or dispose of, the equity securities or debt securities of any person or otherwise acquire or dispose of any interest in any person, to acquire or dispose of interest in any joint venture or partnership or any similar arrangement with any person, or to acquire or dispose of assets of any person, or to make any capital expenditure (other than maintenance capital expenditures), or to make any loan or advance to any person if the total consideration (including cash, equity issued and debt assumed) paid or payable, or received or receivable, by us exceeds $15 million in any one or series of related transactions or in the aggregate exceeds $50 million in any twelve-month period;

•
cause or permit us to (i) incur, create or guarantee any indebtedness that exceeds (x) $75 million in any one or series of related transactions to the extent the proceeds of such financing are used to refinance our existing indebtedness, or (y) $25 million in any twelve-month period to the extent such indebtedness increases our aggregate indebtedness or (ii) incur, create or guarantee any indebtedness with a yield to maturity exceeding ten percent;

•	authorize or permit the purchase, redemption or other acquisition of Partnership interests (or any options, rights, warrants or appreciation rights relating to the Partnership interests) by us;

•
select or dismiss, or enter into any employment agreement or amendment of any employment agreement of, the chief executive officer and the chief financial officer of the Partnership or its subsidiary, American Midstream, LLC;

•
enter into any agreement or effect any transaction between us or any of our subsidiaries, on the one hand, and any affiliate of the Partnership or the general partner, on the other hand, other than any transaction in the ordinary course of business and determined by the board of directors of the general partner to be on an arm's length basis; or

•	cause or permit us or any of our subsidiaries to enter into any agreement or make any commitment to do any of the foregoing.
The Series A Preferred Units are convertible in whole or in part into Common Units at any time after January 1, 2014 or, prior to that date, with the consent of the required lenders under the June 2012 amended credit agreement, at the holder's election. The number of Common Units into which a Series A Preferred Unit is convertible will be an amount equal to (i) the sum of $17.50 and all accrued and accumulated but unpaid distributions, divided by (ii) the Conversion Price, which will initially be $17.50 per Series A Preferred Unit (subject to customary anti-dilution adjustments) (the “Conversion Rate”).
In the event that the Partnership issues, sells or grants any Common Units or convertible securities at an indicative per Common Unit price that is less than $17.50 (subject to customary anti-dilution adjustments), then the Conversion Rate will be adjusted according to a formula to provide an increase in the number of Common Units into which Series A Preferred Units are convertible.
Prior to the consummation of any recapitalization, reorganization, consolidation, merger, spin-off or other business combination in which the holders of Common Units are to receive securities, cash or other assets (a “Partnership Event”), we are obligated to make an irrevocable written offer, subject to consummation of the Partnership Event, to each holder of Series A Preferred Units to redeem all (but not less than all) of such holder's Series A Preferred Units for a price per Series A Preferred Unit payable in cash equal to the greater of:

•	the sum of $17.50 and all accrued and accumulated but unpaid distributions for each Series A Preferred Unit; and

•	an amount equal to the product of:
(i) the number of Common Units into which each Series A Preferred Unit is convertible; and
(ii) the sum of:
(A) the cash consideration per Common Unit to be paid to the holders of Common Units pursuant to the Partnership Event, plus
(B) the fair market value per Common Unit of the securities or other assets to be distributed to the holders of the Common Units pursuant to the Partnership Event.
Upon receipt of such a redemption offer from us, each holder of Series A Preferred Units may elect to receive such cash amount or a preferred security issued by the person surviving or resulting from such Partnership Event and containing provisions substantially equivalent to the provisions set forth in the Amended Partnership Agreement with respect to the Series A Preferred Units without material abridgement.
Upon any liquidation and winding up of the Partnership or the sale of substantially all of the assets of the Partnership, the holders of Series A Preferred Units generally will be entitled to receive, in preference to the holders of any of the Partnership's other securities, an amount equal to the sum of the $17.50 multiplied by the number of Series A Preferred Units owned by such holders, plus all accrued but unpaid distributions on such Series A Preferred Units.
Change of Control of the General Partner and the Partnership
Through the acquisition of the 90% interest in our general partner, the acquisition of all of our 4,526,066 subordinated units and the issuance of the 5,142,857 Series A Units, High Point acquired control of our general partner and a majority of our outstanding limited partnership interests. In connection with High Point's acquisition of control of our general partner, each of Robert B. Hellman, Jr., Edward O. Diffendal and L. Kent Moore resigned from the board of directors of our general partner. Mr. Hellman also resigned as chairman of the board of directors of our general partner. These resignations occurred on April 15, 2013. High Point, as the owner of 90% of the limited liability company interests in our general partner, will have the right to fill the board vacancies created by these resignations. Effective April 15, 2013, High Point appointed Messrs. Bergstrom, Erhard and Revers to the board of directors of our general partner. Please read "Part III, Item 10. Directors, Executive Officers and Corporate Governance" for more information about the new directors.
Fourth Amendment to Credit Agreement
On April 15, 2013, a subsidiary of the Partnership, American Midstream, LLC, as borrower (the “Borrower”) and the Partnership entered into a Fourth Amendment with its lenders under its June 2012 amended credit agreement. The Fourth Amendment provides for the following:

•	Permits the consummation of the ArcLight Transactions and the PIK Distribution according to the terms of the Amended Partnership Agreement;

•
The aggregate commitments of the lenders under the June 2012 amended credit agreement will be reduced to $175 million if an equity contribution of $12.5 million has not been made by AIM Midstream Holdings and used to repay borrowings under the June 2012 amended credit facility by October 1, 2013;

•	The total outstanding borrowings under the June 2012 amended credit facility shall not exceed $175 million until such equity contribution by AIM Midstream Holdings has occurred;

•	The margins relating to our (i) Eurodollar-based loans range from 2.50% to 4.75% depending on the Consolidated Total Leverage ratio then in effect, and (ii) base rate loans range from 1.5% to 3.75%;

•	The definition of Consolidated Total Indebtedness will not include the Series A Preferred Units or certain surety bonds relating to the High Point Assets;

•	The definition of Consolidated EBITDA (the consolidated EBITDA for the quarters ending June 30 and September 30, 2013 will be annualized for purposes of the Consolidated Total Leverage Ratio) will:

◦	include, on a pro forma basis, the consolidated EBITDA of the High Point Subsidiaries as if they were owned by the Partnership beginning on January 1, 2013;

◦	exclude any insurance proceeds attributable to any event occurring prior to January 1, 2013; and

◦	exclude any one-time, non-recurring transaction expenses of the Partnership incurred in connection with the ArcLight Transactions or the Fourth Amendment.

•
Starting with the quarter ending March 31, 2013 and ending with the quarter ending December 31, 2013, unless the Partnership has permanently cancelled at least 20% of the number of subordinated units outstanding on April 15, 2013, the Partnership must reduce any quarterly cash distribution on either its subordinated units or Series A Preferred Units (at the Partnership's election) by an aggregate of $0.4 million per quarter, and such reduction may not be replaced by in-kind distributions of Partnership securities;

•	The maximum Consolidated Total Leverage Ratio permitted as of the end of any fiscal quarter cannot exceed the ratio set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio
June 30, 2013	5.90:1.00
September 30, 2013	5.90:1.00
December 31, 2013	5.75:1.00
March 31, 2014	5.75:1.00
June 30, 2014	5.75:1.00
September 30, 2014	5.50:1.00
December 31, 2014	5.25:1.00
March 31, 2015 and each fiscal quarter thereafter	4.50:1.00

•
The Partnership agrees to cooperate with and pay the fees and expenses incurred by Bank of America, N.A., the administrative agent for the June 2012 amended credit agreement, in connection with its engagement of FTI Consulting to advise and assist it in an assessment of the Partnership's financial condition; and

•
The lenders permanently waived the Partnership's failure to comply with covenants relating to the Partnership's Consolidated Total Leverage Ratio for the quarters ended December 31, 2012 and March 31, 2013.

Results of Operations — Combined Overview
Our distributable cash flow for the year ended December 31, 2012 was $9.6 million. We distributed $16.1 million to our unitholders or $1.73 per unit. For the year ended December 31, 2012, gross margin increased to $50.6 million or 10.2% compared to the same period in 2011. The increase in gross margin was largely a result of the acquisitions of a 50% undivided, non-operating, interest in the Burns Point Plant effective November 1, 2011 and of a 87.4% undivided interest in the Chatom system, effective July 1, 2012 which contributed incremental gross margin of $3.7 million and $5.8 million, respectively. This positive performance was tempered, in part, by the impact of production shut-ins due to Hurricane Isaac, an extended turnaround at our Bazor Ridge system, and reduced gathering and processing volumes associated with one of our offshore pipeline systems which in turn negatively impacted our financial performance in the third and fourth quarters of 2012.
The following table and discussion presents certain of our historical consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Statement of Operations Data:
Revenue	$209,594	$248,282	$212,248
Realized gain (loss) on early termination of commodity derivatives	—	(2,998)	—
Unrealized gain (loss) on commodity derivatives	992	(541)	(308)
Total revenue	210,586	244,743	211,940
Operating expenses:
Purchases of natural gas, NGLs and condensate	155,667	202,403	173,821
Direct operating expenses	18,202	12,856	12,187
Selling, general and administrative expenses	14,309	10,794	7,120
Advisory services agreement termination fee	—	2,500	—
Transaction expenses	—	282	303
Equity compensation expense (a)	1,783	3,357	1,734
Depreciation expense	21,414	20,705	20,013
Total operating expenses	211,375	252,897	215,178
Gain (loss) on acquisition of assets	—	565	—
Gain (loss) on involuntary conversion of property, plant and equipment	(1,021)	—	—
Gain (loss) on sale of assets, net	128	399	—
Operating income (loss)	(1,682)	(7,190)	(3,238)
Interest (expense)	(4,570)	(4,508)	(5,406)
Net income (loss)	$(6,252)	$(11,698)	$(8,644)
Other Financial Data:
Gross margin (b)	$50,554	$45,879	$38,119
Adjusted EBITDA (c)	$18,277	$21,041	$18,263
Distributable cash flow (d)	$9,588	$13,212	$9,549

(a)
Represents cash and non-cash costs related to our Long Term Incentive Plan (" LTIP"). Of these amounts, $1.8 million, $1.6 million and $1.2 million, for the years ended December 31, 2012, 2011 and 2010, respectively, were non-cash expenses.

(b)
For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 19 to our audited consolidated financial statements included in this Annual Report beginning on page F-1 for a discussion of how we use gross margin to evaluate our operating performance, please read “— How We Evaluate Our Operations”.

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

Year ended December 31, 2012 compared to year ended December 31, 2011
Revenue. Our revenue for the year ended December 31, 2012 was $209.6 million compared to $248.3 million for the year ended December 31, 2011. This decrease of $38.7 million was primarily due to the following -

•
Natural gas revenues decreased $25.8 million as a result of a decline in realized natural gas prices of $1.12/Mcf along with a decrease in natural gas sales volumes of approximately 2.0 Mmcf attributable to production shut-ins caused by Hurricane Isaac;

•
NGL revenues decreased $8.8 million as a result of a decline in realized NGL prices of $0.24/gal and a decrease in NGL sales volumes of 1.3 m/gal due to a turnaround taking longer than anticipated as a result of unscheduled repairs and upgrades that slowed the turnaround process but are expected to deliver long-term, improved efficiencies at our Bazor Ridge processing facility offset by an increase in volumes from the newly acquired Chatom system;

•
Transmission revenues from the transportation of natural gas decreased $13.5 million as a result of declines in realized natural gas prices on our fixed margin contracts of $1.26/Mcf amounting to $13.5 million and a decrease in sales volumes of 5% period over period; and

•
Condensate revenues increased $13.8 million as a result of an increase in condensate sales volumes of 5.7 m/gal due to the newly acquired Chatom system while realized condensate prices remained consistent period over period; and

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the year ended December 31, 2012 were $155.7 million compared to $202.4 million in the year ended December 31, 2011. This decrease of $46.7 million was primarily due to lower natural gas and NGL sales volumes and related realized prices related to POP contracts associated with owned processing plants in our Gathering and Processing and Transmission segments. This decrease was partially offset by higher condensate purchase costs in our Gathering and Processing segment.
Gross Margin. Gross margin for the year ended December 31, 2012 was $50.6 million compared to $45.9 million for the year ended December 31, 2011. This increase of $4.7 million was primarily due to higher throughput volume and associated condensate production from owned processing plants in our Gathering and Processing segment. This was a result of our recent acquisitions of the Burns Point Plant, effective November 1, 2011 and of the Chatom system, effective July 1, 2012 which contributed incremental gross margin of $3.7 million and $5.7 million, respectively. These increases were offset by a decline in gross margin from our Bazor Ridge and Quivira systems due to unscheduled repairs and upgrades that slowed the turnaround process amounting to $0.7 million and declined in volumes during the third and fourth quarters of 2012 as a result of a producer's work on one of its platforms amounting to approximately $2.0 million, respectively.
Direct Operating Expenses. Direct operating expenses in the year ended December 31, 2012 were $18.2 million compared to $12.9 million in the year ended December 31, 2011. This increase of $5.3 million was primarily due to: (i) $0.7 million incremental costs related to additional insurance premiums; (ii) $1.8 million of added expenses associated with our 50% undivided interest in the operating costs incurred at the Burns Point Plant; and (iii) $2.9 million of added expenses associated with our new acquired Chatom system.
Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the year ended December 31, 2012 were $14.3 million compared to $10.8 million for the year ended December 31, 2011. This increase of $3.5 million was primarily due to: (i) $1.5 million of incremental personnel costs, recruiting fees and related benefits necessary to operate and grow a public company; (ii) $0.7 million in additional legal expenses associated with SEC and other regulatory compliance; (iii) $0.8 million of incremental accounting, auditing and tax costs associated with our acquisition of the Chatom Assets and shelf registration statement; and (iv) $0.4 million of incremental costs associated with outside services and contract labor to assist in maintaining and maximizing operational efficiency of our systems and internal controls over financial reporting.
Advisory Services Agreement Termination Fee. In connection with our initial public offering in August 2011, we terminated the advisory services agreement with our sponsor in exchange for a payment of $2.5 million.
Equity Compensation Expense. Compensation expense related our LTIP for the year ended December 31, 2012 was $1.8 million compared to $3.4 million for the year ended December 31, 2011. This decrease of $1.6 million was primarily due to a 2011 buy-out of distribution equivalent rights (“DER’s”) associated with unvested phantom units at a cost of $1.5 million, a payment to holders of unvested phantom units without DER’s of $0.1 million, increased amortization of $0.1 million associated with March 2011 phantom unit grants, off-set in part by the lack of DER payments in the second half of 2011 and a modification in amounts amortized due to the elimination of the DER’s that did not occur in the year ended December 31, 2012.
Depreciation Expense. Depreciation expense in the year ended December 31, 2012 was $21.4 million compared to $20.7 million for the year ended December 31, 2011. This increase of $0.7 million was due to depreciation associated with newly acquired facilities and capital projects placed into service during the period.
Year ended December 31, 2011 compared to year ended December 31, 2010
Revenue. Our revenue for the year ended December 31, 2011 was $248.3 million compared to $212.2 million for the year ended December 31, 2010. This increase of $36.1 million was primarily due to the following -

•
Natural gas revenues increased $10.0 million as a result of an increase in natural gas sales volumes of approximately 6.8 Mmcf attributable to increased production on our Gathering and Processing systems and increased throughput on our Transmission assets offset by declines in realized natural gas prices of $0.51/Mcf;

•
NGL revenues increased $16.1 million as a result of an increase in realized NGL prices of $0.25/gal and an increase in NGL sales volumes of 7.2 m/gal due improved efficiencies at our Bazor Ridge processing facility;

•
Condensate revenues increased $2.6 million as a result of an increase in realized condensate prices of $0.60/gal and increases in condensate sales volumes of 0.5 m/gal attributable to increased production with a producer on a Gathering and Processing system; and

•
Transmission revenues from the transportation of natural gas increased approximately $13.3 million as a result of an increase in sales volumes of 52% amounting to $14.0 million period over period offset realized natural gas prices on our fixed margin contracts declining slightly by $0.05/Mcf .

Realized gain (loss) on early termination of commodity derivatives. We recognized a one-time charge of $3.0 million resulting from the unwind and reset of our commodity derivative contracts in June 2011.
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
Gross Margin. Gross margin for the year ended December 31, 2011 was $45.9 million compared to $38.1 million for the year ended December 31, 2010. This increase of $8.1 million was primarily due to higher throughput volume and associated NGL production from owned processing plants, improved processing and POP margins from higher NGL and condensate prices and higher throughput in our Gathering and Processing segment. We also achieved incremental gross margin of $1.1 million associated with our acquisition of a 50% undivided, non-operating, interest in the Burns Point Plant effective November 1, 2011. In addition this increase was also attributable to a $0.5 million increase in COMA income.
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
Advisory Services Agreement Termination Fee. In connection with our initial public offering in August 2011, we terminated the advisory services agreement with our sponsor in exchange for a payment of $2.5 million.
Equity Compensation Expense. Compensation expense related our LTIP for the year ended December 31, 2011 was $3.4 million compared to $1.7 million for the year ended December 31, 2010. This increase of $1.7 million was primarily due to a buy-out of DER’s associated with unvested phantom units at a cost of $1.5 million, a payment to holders of unvested phantom units without DER’s of $0.1 million, increased amortization of $0.1 million associated with March 2011 phantom unit grants, off-set in part by the lack of DER payments in the second half of 2011 and a modification in amounts amortized due to the elimination of the DER’s.
Depreciation Expense. Depreciation expense in the year ended December 31, 2011 was $20.7 million compared to $20.0 million for the year ended December 31, 2010. This increase of $0.7 million was due to depreciation associated with capital projects placed into service during the period.
Results of Operations — Segment Results
The table below contains key segment performance indicators related to our segment results of operations.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands except operational data)
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$157,065	$181,517	$158,763
Realized gain (loss) on early termination of commodity derivatives	—	(2,998)	—
Unrealized gain (loss) on commodity derivatives	992	(541)	(308)
Total revenue	158,057	177,978	158,455
Purchases of natural gas, NGLs and condensate	$119,152	$149,375	$133,860
Direct operating expenses	$13,171	$7,636	$7,721
Other financial data:
Segment gross margin	$37,241	$32,142	$24,595
Operating data:
Average throughput (MMcf/d)	299.3	250.9	175.6
Average plant inlet volume (MMcf/d) (a)	116.1	36.7	9.9
Average gross NGL production (Mgal/d) (a)	49.9	54.5	34.1
Average gross condensate production (Mgal/d) (a)	22.6	6.8	5.1
Average realized prices:
Natural gas ($/MMcf)	$2.98	$4.09	$4.61
NGLs ($/gal)	$1.09	$1.32	$1.08
Condensate ($/gal)	$2.30	$2.41	$1.82
Transmission segment
Financial data:
Total revenue	$52,529	$66,765	$53,485
Purchases of natural gas, NGLs and condensate	$36,516	$53,029	$39,961
Direct operating expenses	$5,031	$5,220	$4,466
Other financial data:
Segment gross margin	$13,313	$13,737	$13,524
Operating data:
Average throughput (MMcf/d)	398.5	381.1	350.2
Average firm transportation - capacity reservation (MMcf/d)	703.6	702.2	677.6
Average interruptible transportation - throughput (MMcf/d)	86.6	69.0	80.9

(a)	Excludes volumes and gross production under our elective processing arrangements.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Gathering and Processing Segment
Revenue. Segment revenue for the year ended December 31, 2012 was $157.1 million compared to $181.5 million for the year ended December 31, 2011. This decrease of $24.4 million was primarily due to the following -

•	A decline in realized natural gas prices of 27%, realized NGL prices of 18% and realized condensate prices of 5% period over period as a result of variable commodity prices;

•	A decline in average gross NGL production amounting to 4.6 Mgal/d period over period as a result of extended turnaround efforts at the our Bazor Ridge system during the fourth quarter, offset by;

•
An increase in average throughput amounting to 40.4 MMcf/d or 16% period over period as a result of having a full year's operational impact of our 50% undivided interest in the Burns Point plant offset by declines in average throughput associated with our Quivera and Gloria systems as well as production shut-ins surrounding our Gulf Coast systems during the third quarter as result of Hurricane Isaac;

•	A significant increase in average gross condensate production amounting to 15.7 Mgal/d period over period as a result of our our newly acquired Chatom system in the third quarter of 2012; and

•
An increase in realized gains of $4.3 million period over period on our commodity derivatives which comprised of financial swaps and option contracts to mitigate commodity price risk that settled in 2012.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the year ended December 31, 2012 were $119.2 million compared to $149.4 million for the year ended December 31, 2011. This decrease of $30.2 million was primarily due to lower natural gas and NGL sales volumes and related realized commodity prices related to POP contracts associated with our Bazor Ridge system. This decrease was partially offset by higher condensate sales volumes associated with the newly acquired Chatom system, effective July 1, 2012 and higher NGL sales volumes at the Burns Point Plant.
Segment Gross Margin. Segment gross margin for the year ended December 31, 2012 was $37.2 million compared to $32.1 million for the year ended December 31, 2011. This increase of $5.1 million was primarily due to the following -

•	Incremental gross margin of $5.6 million associated with higher average condensate production of 17.1 Mgal/d as a result of the new acquired Chatom system, effective July 1, 2012;

•
Incremental gross margin of $2.5 million associated with higher average throughput of 76.4 Mcf/d and NGL production of 7.7 Mgal/d as a result of having a full year of operational results of the Burns Point plant, acquired effective November 1, 2011, offset by lower gross margins of $1.3 million associated with our Quivira system which saw a decline in volumes on one of its offshore pipeline systems during the third and fourth quarters of 2012 as a result of a producer completing work on one of its platforms. The Partnership continued to work with this producer to return volumes to historical levels, although the contract terms may change for a portion of the volumes going forward and a change in contract terms may have a material negative impact on financial results;

•
A decline in gross margin of $1.8 million associated with lower NGL production of 14.9 Mgal/d at our Bazor Ridge processing plant due to a turnaround taking longer than anticipated as a result of unscheduled repairs and upgrades that slowed the turnaround process but are expected to deliver long-term, improved efficiencies at our Bazor Ridge processing facility;

•
Gross margins associated with facilities damaged and/or impacted by production shut-ins as a result of the named windstorm Hurricane Isaac were estimated to approximate $0.8 million are covered by our insurance carrier; and

•
An increase in realized gains of $4.3 million period over period on our commodity derivatives which comprised of financial swaps and option contracts which were used to mitigate commodity price risk that settled in 2012.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2012 were $13.2 million compared to $7.6 million for the year ended December 31, 2011. This increase of $5.6 million was primarily due (i) $0.6 million incremental costs related to additional insurance premiums; (ii) $1.7 million of added expenses associated with operating costs incurred at the Burns Point Plant; and (iii) $2.5 million of added expenses associated with operating costs incurred at our Chatom system.
Transmission Segment
Revenue. Segment revenue for the year ended December 31, 2012 was $52.5 million compared to $66.8 million for the year ended December 31, 2011. This decrease of $14.3 million in revenue was primarily due to the following -

•	A decline in realized natural gas prices on our fixed margin contracts of $1.26/Mcf along with a decline in sales volumes of 5% amounting to $13.5 million period over period;

•
Total natural gas throughput on our Transmission systems for the year ended December 31, 2012 was 398.5 MMcf/d compared to 381.1 MMcf/d for the year ended December 31, 2011 representing a 5% increase period over period; and

•	Lower transportation fees associated with our interruptible transportation contracts offset by an increase in throughput of 17.5 MMcf/d amounting to amounting to $0.5 million period over period.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the year ended December 31, 2012 were $36.5 million compared to $53.0 million for the year ended December 31, 2011. This decrease of $16.5 million was primarily due to a decrease in our purchases costs associated with fixed margin contracts as a result of a decline in natural gas market prices and sales volumes.
Segment Gross Margin. Segment gross margin for the year ended December 31, 2012 was $13.3 million compared to $13.7 million for the year ended December 31, 2011. This decrease of $0.4 million was primarily associated with a slight change to our contract mix of fixed margin, firm and interruptible transportation contracts offset by a slight increase in throughput volumes period over period.
Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2012 were $5.0 million compared to $5.2 million for the year ended December 31, 2011. This decrease of $0.2 million was primarily due to lower property taxes incurred period over period.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Gathering and Processing Segment
Revenue. Segment revenue for the year ended December 31, 2011 was $181.5 million compared to $158.8 million for the year ended December 31, 2010. This increase of $22.7 million was primarily due to the following -

•	Increases in realized NGL prices of 22% and realized condensate prices of 33%, offset by a decline in realized natural gas prices of 11% period over period as a result of variable commodity prices;

•
An increase in average gross NGL production amounting to 20.4 Mgal/d or 60% period over period as a result of the completion of our Winchester lateral in the fourth quarter of 2010 and the production from several new wells drilled in 2011 on our Bazor Ridge system;

•
An increase in average throughput amounting to 75.3 MMcf/d or 43% period over period as a result of higher natural gas sales volumes, i) primarily the increased demand at the Conoco Alliance refinery, which we serve with production from our Lafitte system and our interconnect with the Tennessee Gas Pipeline representing an increase of 28% year over year; ii) additional natural gas production from a producer on our Quivira system in the third quarter 2010 representing a 43% increase year over year; and iii) new incremental throughput volume from the Burns Point Plant from the 50% interest we acquired effective November 1, 2011; offset by

•
A series of swap and put contracts that we entered into in January 2011 and swap contracts again in June 2011. These commodity derivative transactions had a negative net effect of $1.9 million on our revenue related to realized losses for the year ended December 31, 2011. In June 2010, we purchased put contracts that extended through June 2011.

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
Segment Gross Margin. Segment gross margin for the year ended December 31, 2011 was $32.1 million compared to $24.6 million for the year ended December 31, 2010. This increase of $7.9 million was primarily due to the following -

•	Higher throughput volume and associated NGL production of 16.0 Mgal/d or 16% at our Bazor Ridge processing plant;

•	Increased throughput volume of 33.4 MMcf/d or 43% on our Quivira system;

•	Higher realized NGL prices of $1.32/gal which positively impacted margins associated with our POP and elective processing agreements; and

•	The acquisition of our 50% interest in the Burns Point Plant, effective November 2011; offset by

•	Commodity derivative transactions that had a negative net effect of $1.9 million on our margin related to realized losses for the year ended December 31, 201
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
The principal indicators of our liquidity at December 31, 2012 were our cash on hand and availability under our June 2012 amended credit facility as it existed prior to the Fourth Amendment as discussed below. As of December 31, 2012, our available liquidity was $19.7 million, comprised of cash on hand of $0.6 million and $19.1 million available under our June 2012 amended credit facility as it existed at that time. As of March 31, 2013, our available liquidity was $9.1 million. In the near term, we expect our sources of liquidity to include cash generated from operations, borrowings under our June 2012 amended credit facility and issuances of debt and equity securities. As a result of the contribution of the High Point assets to the Partnership (with the resultant expected increase in the Partnership's EBITDA for the trailing twelve months), Fourth Amendment, the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to:

•
pay the required distribution on the Series A Convertible Preferred Units (a portion of which is payable in-kind in additional Series A Preferred Units (“Series A PIK Units”), less the Preferred Unit Distribution Waiver;

•	pay at least the minimum quarterly distribution on all outstanding common units, subordinated units, and general partner units; and

•	meet our requirements for working capital and capital expenditures, in each case, for the next twelve months from the date of this Annual Report on Form 10-K. Please read "— Our Credit Facility" for more information about our June 2012 amended credit facility. Please see “Recent Developments — ArcLight Transactions” for more information about the ArcLight Transactions.

We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our June 2012 amended credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our June 2012 amended credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013. On April 15, 2013, we entered into a Fourth Amendment to our June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015. The Partnership believes that the consummation of the ArcLight Transactions will allow it to maintain compliance with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment for a period of at least the next twelve months from the date of the Annual Report on

Form 10-K. However, no assurances can be given that the ArcLight Transactions will achieve the necessary ratios or that the contributed business can yield the necessary cash flows. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Credit Facility" for more information about the Fourth Amendment and our June 2012 amended credit facility.
Working Capital
Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. Our working capital deficit was $3.6 million at December 31, 2012.
Cash Flows
The following table reflects cash flows for the applicable periods:

(in thousands)	For the Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$18,348	$10,432	$13,791
Investing activities	(62,427)	(41,744)	(10,268)
Financing activities	43,784	32,120	(4,609)
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Activities. Net cash provided by operating activities was $18.3 million for year ended December 31, 2012 compared to $10.4 million for the year ended December 31, 2011. Net cash provided by operating activities for the year ended December 31, 2012 increased year over year primarily due to i) incremental gross margin associated with our acquisitions of the Burns Point Plant and the Chatom system of $3.7 million and $5.7 million, respectively; ii) net positive changes in operating assets and liabilities of $0.9 million due to higher average throughput volumes; iii) a reduction in premium payments associated with our commodity derivatives of $0.5 million; and iv) an increase in proceeds received from the settlement of commodity derivatives of $0.5 million.
One of the primary sources of variability in our cash flows from operating activities is fluctuation in commodity prices, which we partially mitigate by entering into commodity derivatives. Average throughput volume changes also impact cash flow, but have not been as volatile as commodity prices. Our long-term cash flows from operating activities is dependent on commodity prices, average throughput volumes, costs required for continued operations and cash interest expense.
Investing Activities. Net cash used in investing activities was $62.4 million for the year ended December 31, 2012 compared to $41.7 million for the year ended December 31, 2011. Cash used in investing activities for the year ended December 31, 2012 increased year over year primarily due to i) the purchase of the Chatom system for $51.4 million; ii) $1.9 million for replacement and capital improvements to assets damaged by Hurricane Isaac during 2012; iii) $1.7 million for the development of our Madison County system during 2012; and iv) $1.2 million for turnaround expenditures at the Bazor Ridge and Chatom processing plants.
Financing Activities. Net cash provided by financing activities was $43.8 million for the year ended December 31, 2012 compared to $32.1 million for the year ended December 31, 2011. Cash provided by financing activities for the year ended December 31, 2012 increased year over year primarily due to i) an increase of $52.1 million in net borrowings from our June 2012 amended credit facility to fund acquisition and growth opportunities; ii) a decrease in unit holder distributions of $27.5 million; offset by iii) a decrease of $69.1 million in net proceeds from our initial public offering in 2011.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Operating Activities. Net cash provided by operating activities was $10.4 million for year ended December 31, 2011 compared to $13.8 million for the year ended December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2011 decreased year over year primarily due i) net negative changes in operating assets and liabilities of $1.0 million due to lower realized natural gas prices; ii) $1.5 million was used to pay holders of phantom units under our LTIP in consideration for the elimination of the DER provision in previously existing LTIP agreements; iii) and $2.5 million was used to buy-out the management agreement with AIM; iv) net proceeds of $3.0 million and $1.5 million were used to terminate our NGL swaps and settle our other commodity derivatives, respectively; and v) an increase in premium payments associated with our commodity derivatives of $0.4 million.
Investing Activities. Net cash used in investing activities was $41.7 million for the year ended December 31, 2011 compared to $10.3 million for the year ended December 31, 2010. Cash used in investing activities for the year ended December 31, 2011 increased year over year primarily due to i) the purchase of the Burns Point plant for $35.5 million; ii) a meter relocation costing $2.3 million on our MLGT system during 2011; iii) $1.4 million for pipeline relocation work on our Gloria and Chalmette systems associated with levee improvements during 2011; and iv) $5.9 million for a construction of the Winchester lateral associated with our Bazor Ridge system in November 2010.
Financing Activities. Net cash provided by financing activities was $32.1 million for the year ended December 31, 2011 compared to net cash used in financing activities of $4.6 million for the year ended December 31, 2010. Cash provided by (used in) financing activities for the year ended December 31, 2011 increased year over year primarily due to i) $69.1 million in net proceeds from our initial public offering; ii) a decrease in other unit holder contributions of $12.0 million; iii) the $58.6 million pay down of our $85 million credit facility; iv) an initial draw of $30.0 million from our August 2011 credit facility; v) debt issuance costs of $2.5 million; vi) a $14.5 million increase in net borrowings of long-term debt; and vii) an increase of $31.8 million in distributions made to our unitholders.
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

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the year ended December 31, 2012 capital expenditures totaled $11.7 million including expansion capital expenditures of $4.4 million, maintenance capital expenditures of $6.5 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $0.8 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our partnership agreement.
We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. As a result of the contribution of the High Point assets to the Partnership, the Fourth Amendment, the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to meet our requirements for future expansion capital expenditures for the next twelve months from the date of this Annual Report on Form 10-K.
We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our June 2012 amended credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our June 2012 amended credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013. On April 15, 2013, we entered into a Fourth Amendment to our June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Credit Facility" for more information about the Fourth Amendment and our June 2012 amended credit facility.

Integrity Management
When we acquired our operating assets from Enbridge, we inherited an ongoing integrity management program required under regulations of the U.S. Department of Transportation, or DOT. These regulations require transportation pipeline operators to implement continuous integrity management programs over a seven-year cycle. Our current program will be completed in 2012. In connection with the acquisition of our assets from Enbridge we initiated a comprehensive review of the program and concluded that there were sixteen high consequence areas, or HCAs, in addition to those identified by our Predecessor that required further testing pursuant to DOT regulations. We expect to incur $2.0 million in integrity management expenses in 2013 associated with these HCAs to complete the current integrity management program.
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
In July 2011, we self-reported these issues to the MDEQ and EPA Region IV. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order was executed, which included a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ is currently processing this permit application. In December 2011, EPA Region IV performed an inspection of the plant, and they followed up with an Information Request in May 2012. We have responded to this Information Request and do not anticipate any further action required by the Partnership at this time.
Separation Agreement
For the year ended December 31, 2012, we incurred costs of approximately $0.5 million in relation to a separation agreement with a former officer. As a result of this payment to the former officer pursuant to the separation agreement, we received insurance proceeds from our insurance carrier of approximately 30% of the amount paid to the former officer.

Distributions
We intend to pay a quarterly distributions though we do not have a legal obligation to make distributions except as provided in our Amended Partnership Agreement. As a result of the contribution of the High Point assets to the Partnership, the Fourth Amendment, the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to:

•	pay the required distribution on the Series A Convertible Preferred Units (a portion of which is payable in Series A PIK Units, less the Preferred Unit Distribution Waiver); and

•	pay at least the minimum quarterly distribution on all outstanding common units, subordinate units and general partner units.
in each case, for the next twelve months following the date of this Annual Report on Form 10-K.
Our Credit Facility

Prior to the Fourth Amendment, we had a number of credit facilities. The first was a $100 million revolving credit facility that we entered into in August 2011.
On June 27, 2012, we amended that August 2011 credit facility to increase the commitments from an aggregate principal amount of $100 million to an aggregate principal amount of $200 million, evidenced by a credit agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Comerica Bank and Citicorp North America, Inc., as Co-Syndication Agents; BBVA Compass, as Documentation Agent; and the other financial institutions party thereto.
That June 2012 amended credit facility provided for a maximum borrowing equal to the lesser of (i) $200 million or (ii) 4.50 times adjusted consolidated EBITDA. Prior to the Third Amendment described below, we could elect to have loans under the June 2012 amended credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.25% to 3.50% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.25% to 2.50% depending on the total leverage ratio then in effect. We also paid a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.
For the twelve months ended December 31, 2012, 2011 and 2010, the weighted average interest rate on borrowings under our credit facilities was approximately 4.09%, 6.71%, and 7.48%, respectively.
Our obligations under each of our credit facilities, including the current June 2012 amended credit facility, are secured by a first mortgage in favor of the lenders in our real property. Advances made under the June 2012 amended credit facility are guaranteed on a senior unsecured basis by our subsidiaries (“Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the June 2012 amended credit facility include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, August 1, 2016.
The June 2012 amended credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the June 2012 amended credit facility are (i) a total leverage ratio test (which, prior the Fourth Amendment could not exceed 4.50) and a minimum interest coverage ratio test (which, prior to the Third Amendment could not less be than 2.50).
As of December 31, 2012, the total leverage ratio test, one of the primary financial covenants that we were required to maintain under our June 2012 amended credit facility, exceeded the leverage covenant. As a result, on December 26, 2012, the Partnership entered into the Third Amendment and Waiver to Credit Agreement, dated as of December 26, 2012 (the “Third Amendment”). The Third Amendment provided for a waiver of the Partnership's compliance with the Consolidated Total Leverage Ratio with respect to the quarter ending December 31, 2012 and for one month thereafter. The Third Amendment also required the Partnership to provide certain financial and operating information of the Partnership on a monthly basis for 2013 and for any month after 2013 in which the Consolidated Total Leverage Ratio of the Partnership is in excess of 4.00 to 1.00. The remaining material terms and conditions of the June 2012 amended credit facility, including pricing, maturity and covenants, remained unchanged by the Third Amendment.
On January 24, 2013, the Partnership entered into the second waiver to the June 2012 amended credit facility that extended the waiver period with respect to the Consolidated Total Leverage Ratio to March 31, 2013 (and subsequently extended to April 16, 2013). Additional covenants during the waiver period included i) total outstanding borrowings under the June 2012 amended credit facility could not exceed $150 million; ii) restrictions on certain acquisitions; iii) an increase to the Eurodollar rate by 0.50%; iv)

additional fees of 0.125% of the principal amount on each of February 28, 2013 and March 31, 2013; and v) execution of a compliance certificate.
At December 31, 2012, our total indebtedness was approximately $130.9 million, which caused our total leverage to EBITDA ratio to be approximately 5.7-to-1. Prior to the Fourth Amendment to our June 2012 amended credit agreement, the maximum value permitted under the June 2012 amended credit agreement for that ratio could not exceed 4.5 to 1.0. As of March 31, 2013, outstanding debt under our June 2012 amended credit facility was approximately $139 million, which further exceeded the maximum Consolidated Total Leverage Ratio as of that date and constituted a default under the June 2012 amended credit agreement. Please read “Recent Developments — Fourth Amendment to Credit Agreement” for a description of the Fourth Amendment.
On April 15, 2013, we repaid approximately $12.5 million in outstanding borrowings under the June 2012 amended credit agreement and entered into the Fourth Amendment to our June 2012 amended credit agreement in connection with the ArcLight Transactions. As a result, we had approximately $130 million of outstanding borrowings as of April 15, 2013 and approximately $45 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described below. Until June 30, 2013, we will not be required to meet a Consolidated Leverage Ratio under our June 2012 amended credit facility. We expect that we will have availability under our June 2012 amended credit facility and be able to meet the Fourth Amendment's Consolidated Leverage Ratio once it is reinstated on June 30, 2013, but there can be no assurance that will be the case or what that availability might be. Please see “Recent Developments — ArcLight Transactions” for more information about the ArcLight Transactions. Under the terms of the Fourth Amendment:

•	Permits the consummation of the ArcLight Transactions and the PIK Distribution according to the terms of the Amended Partnership Agreement;

•
On October 1, 2013, the aggregate commitments of the lenders under the credit agreement will be reduced to $175 million unless before such date AIM Midstream Holdings makes an equity contribution to the Partnership of $12.5 million that is used to repay borrowings under the June 2012 amended credit facility by October 1, 2013;

•
The total outstanding borrowings under the June 2012 amended credit agreement are limited to $175 million until such equity contribution by AIM Midstream Holdings and debt repayment has occurred, at which time the maximum permitted borrowings under the June 2012 amended credit agreement will be raised to $200 million;

•	The margins relating to our (i) Eurodollar-based loans range from 2.50% to 4.75% depending on the Consolidated Total Leverage ratio then in effect, and (ii) base rate loans range from 1.5% to 3.75%;

•	The definition of Consolidated Total Indebtedness will not include the Series A Preferred Units or certain surety bonds relating to the High Point Assets;

•	The definition of Consolidated EBITDA (the consolidated EBITDA for the quarters ending June 30 and September 30, 2013 will be annualized for purposes of the Consolidated Total Leverage Ratio) will:

◦	include, on a pro forma basis, the consolidated EBITDA of the High Point subsidiaries as if they were owned by the Partnership beginning on January 1, 2013;

◦	exclude any insurance proceeds attributable to any event occurring prior to January 1, 2013; and

◦	exclude any one-time, non-recurring transaction expenses of the Partnership incurred in connection with the ArcLight Transactions or the Fourth Amendment.

•
Starting with the quarter ending March 31, 2013 and ending with the quarter ending December 31, 2013, unless the Partnership has permanently cancelled at least 20% of the number of subordinated units outstanding on April 15, 2013, the Partnership must reduce any quarterly cash distribution on either its subordinated units or Series A Preferred Units (at the Partnership's election) by an aggregate of $0.4 million per quarter, and such reduction may not be replaced by in-kind distributions of Partnership securities;

•	The maximum Consolidated Total Leverage Ratio permitted as of the end of any fiscal quarter cannot exceed the ratio set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio
June 30, 2013	5.90:1.00
September 30, 2013	5.90:1.00
December 31, 2013	5.75:1.00
March 31, 2014	5.75:1.00
June 30, 2014	5.75:1.00
September 30, 2014	5.50:1.00
December 31, 2014	5.25:1.00
March 31, 2015 and each fiscal quarter thereafter	4.50:1.00

•
The Partnership agrees to cooperate with and pay the fees and expenses incurred by Bank of America, the administrative agent for the June 2012 amended credit agreement, in connection with its engagement of FTI Consulting to advise and assist it in an assessment of the Partnership's financial condition; and

•
The lenders permanently waived the Partnership's failure to comply with covenants relating to the Partnership's Consolidated Total Leverage Ratio for the quarters ended December 31, 2012 and March 31, 2013. As of April 15, 2013, we had approximately $130 million of outstanding borrowings and approximately $45 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described herein. Until June 30, 2013, we will not be required to meet a Consolidated Leverage Ratio under our June 2012 amended credit facility. We expect that we will have availability under our June 2012 amended credit facility and be able to meet the Fourth Amendment's Consolidated Leverage Ratio once it is reinstated on June 30, 2013, but there can be no assurance that will be the case or what that availability might be.

As a result of the contribution of the High Point assets to the Partnership, the Fourth Amendment, the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to :

•	pay the required distribution on the Series A Convertible Preferred Units (a portion of which is payable in Series A PIK Units, less the Preferred Unit Distribution Waiver);

•	pay at least the minimum quarterly distribution on all outstanding common units, subordinate units and general partner units; and

•	meet our requirements for working capital and capital expenditures, in each case, for the next twelve months following the date of this Annual Report on Form 10-K.

We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our June 2012 amended credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our June 2012 amended credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013. On April 15, 2013, we entered into a Fourth Amendment to our June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Our Credit Facility" for more information about the Fourth Amendment and our June 2012 amended credit facility.
Customer Concentration and Credit Risk
Substantially all of the natural gas produced on our Lafitte system is sold to ConocoPhillips for use at its Alliance Refinery in Plaquemines Parish, Louisiana under a contract that expires in 2023. On our Bazor Ridge system, we have a POP arrangement with Venture Oil & Gas Co. that contains an acreage dedication under a contract that expires in 2015. We have a weighted-average remaining life of approximately two years on our fee-based contracts in this segment. The weighted-average remaining life on our POP contracts in this segment is approximately four years. For the year ended December 31, 2012, our Gathering and Processing segment derived 40%, 12% and 11% of its revenue from ConocoPhillips, Enbridge Marketing (US) L.P., and Shell, respectively.
In our Transmission segment, we contract with LDCs, electric utilities, or direct-served industrial complexes, or to interconnections on other large pipelines, to provide firm and interruptible transportation services. Among all of our customers in this segment, the weighted-average remaining life of our firm and interruptible transportation contracts are approximately five years and less than one year, respectively. ExxonMobil, Enbridge Marketing (US) L.P., and Calpine Corporation are the three largest purchasers of natural gas and transmission capacity, respectively, in our Transmission segment and accounted for approximately 50%, 22% and 10%, respectively, of our segment revenue for the year ended December 31, 2012.
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
Contractual Obligations
The table below summarizes our contractual obligations and other commitments as of December 31, 2012:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long term debt	$128,285	$—	$—	$128,285	$—
Operating leases and service contract	2,576	661	1,057	858	—
Asset retirement obligation (“ARO”)	8,319	—	—	7,860	459
Total	$139,180	$661	$1,057	$137,003	$459
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

We incurred no impairment charges during the years ended December 31, 2012 and 2011.

Environmental Remediation. Current accounting guidelines require us to recognize a liability and expense associated with environmental remediation if (i) government agencies mandate such activities, (ii) the existence of a liability is probable and (iii) the amount can be reasonably estimated. As of December 31, 2012 we have recorded no liability for remediation expenditures. If governmental regulations change, we could be required to incur remediation costs which may have a material impact on our profitability.

Asset Retirement Obligations. As of December 31, 2012, we have recorded liabilities of $8.3 million for future asset retirement obligations associated with our pipeline assets. Related accretion expense has been recorded in interest expense as discussed in Note 1 in our consolidated financial statements. The recognition of an asset retirement obligation requires that management make numerous estimates, assumptions and judgments regarding such factors as costs of remediation, timing of settlement to changes in the estimate of the costs of remediation. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset or corresponding liability on a prospective basis and an adjustment in our depreciation expense in future periods.
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
During 2010, the fair values of the phantom-unit grants that we made were calculated based on several valuation models, including a discounted cash flow, or DCF, model, a comparable company multiple analysis and a comparable transaction multiple analysis. The DCF model included certain market assumptions related to future throughput volumes, projected fees and/or prices, expected costs of sales and direct operating costs and risk adjusted discount rates. Both the comparable company analysis and comparable transaction analysis contain significant assumptions consistent with the DCF model, in addition to assumptions related to comparability, appropriateness of multiples (primarily based on EBITDA and distributable cash flow) and certain assumptions in the calculation of enterprise value. The initial valuation of $10.00 per common unit was prepared in August 2009 in connection with our formation in anticipation of the acquisition of our assets from a subsidiary of Enbridge Energy Partners, L.P. In November 2009, we received indirect third-party investments at that same valuation in connection with the acquisition of our assets from Enbridge. We assessed the adequacy of that valuation on each grant date subsequent to the initial fair value calculation to determine if events or circumstances had occurred that would cause that valuation to become less relevant, noting none. Moreover, we received additional indirect third-party investments at $10.00 per common unit in each of September and November 2010. As a result, we maintained that $10.00 valuation for phantom-unit grants made in November 2009, March 2010 and October 2010.
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
Price Risk Management Activities. We have structured our hedging activities in order to minimize our commodity pricing and interest rate risks and to help maintain compliance with certain financial covenants in our June 2012 amended credit facility. These hedging activities rely upon forecasts of our expected operations and financial structure through December 2013. If our operations or financial structure are significantly different from these forecasts, we could be subject to adverse financial results as a result of these hedging activities. We mitigate this potential exposure by retaining an operational cushion between our forecasted transactions and the level of hedging activity executed.
From the inception of our hedging program in December 2009, we used mark-to-market accounting for our commodity hedges and interest rate caps. We record monthly realized gains and losses on hedge instruments based upon cash settlements information. The settlement amounts vary due to the volatility in the commodity market prices throughout each month. We also record unrealized gains and losses quarterly based upon the future value on mark-to-market hedges through their expiration dates. The expiration dates vary but are currently no later than December 2013 for our commodity hedges. We monitor and review hedging positions regularly.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about the impact of offsetting, or netting, on a company’s financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, and retrospectively for all comparative periods presented. Under US GAAP, derivative assets and liabilities can be offset under certain conditions. The ASU requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. The Partnership adopted the provisions of ASU 2011-11 for the year ended December 31, 2012.
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
To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management’s view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our general partner. Currently, the commodity derivatives are in the form of swaps, puts and collars. As of December 31, 2012, the aggregate notional volume of our commodity derivatives was 15.1 million gallons.
We enter into commodity contracts with multiple counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of December 31, 2012, we have not posted collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.
In June 2011, the Board of Directors of our general partner determined that we would gain operational and strategic flexibility from canceling our then-existing NGL swap contracts and entering into new NGL swap contracts with an existing counterparty that extended through the end of 2012. During 2012, we entered into additional commodity contracts with existing counterparties to hedge our 2012 and 2013 exposure to commodity prices. As of December 31, 2012, we have hedged approximately 55% of our expected exposure to commodity prices for 2013.
The table below sets forth certain information regarding the financial instruments used to hedge our commodity price risk as of December 31, 2012:

Commodity	Instrument	Notional Volumes (a)	Average Price	Period	Unrealized gain (loss) at December 31, 2012
					(in thousands)
Natural Gas (Mmbtu)	Swaps	(274,000)	$3.70	Jan 2013 - Dec 2013	$(5.0)

NGLs (gals)	Swaps	(2,888,000)	1.57	Jan 2013 - Dec 2013	1,017.4
	Puts	(838,000)	1.18	Jan 2013 - Dec 2013	43.1
	Collars	(5,539,000)	1.24	Jan 2013 - Dec 2013	69.3

Oil (bbls)	Swaps	(101,000)	103.02	Jan 2013 - Dec 2013	(155.1)
					$969.7

(a)	Contracted volumes represented as a net short financial position by instrument.
Interest Rate Risk
During the year ended December 31, 2012, we had exposure to changes in interest rates on our indebtedness associated with our June 2012 amended credit facility. Our interest rate cap contracts that limited our interest rate exposure to 4% expired on December 2, 2011. We currently do not hold nor do we anticipate entering into any interest rate hedging contracts at this time, but changing market conditions may require interest rate hedging contracts to mitigate our exposure to interest rate risk.
The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.9 million for the year ended December  31, 2012.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, together with the reports of our independent registered public accounting firm, begin on F-1 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner’s President and Chief Executive Officer (our principal executive officer) and our general partner’s Senior Vice President and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of December 31, 2012. Management has excluded American Midstream Chatom, LLC from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Partnership in a purchase business combination during 2012. This evaluation was performed by our management, with the participation of our general partner’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer. Based on this evaluation, our general partner’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods. This annual report includes a report of management’s assessment regarding internal control over financial reporting.

Changes in internal control
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of our general partner’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Annual Report on Form 10-K as Exhibits 31.1and 31.2. The certifications of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this Annual Report on Form 10-K as Exhibits 32.1 and 32.2.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We are managed by the directors and executive officers of our general partner, American Midstream GP, LLC. Our general partner is not elected by our unitholders and will not be subject to re-election in the future. High Point Infrastructure Partners and AIM Midstream Holdings own all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly participate in our management or operations. AIM, Eagle River Ventures, LLC, Stockwell Fund II, L.P. and certain of our executive officers own all of the membership interests in AIM Midstream Holdings. In addition, Messrs. Hellman and Diffendal served on the board of directors of our general partner prior to their resignations on April 15, 2013 in connection with the ArcLight Transactions and are principals of and have ownership interests in AIM. Our general partner owes certain fiduciary duties to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
Change of Control of the General Partner and the Partnership
Through the acquisition of the 90% interest in our general partner, the acquisition of all of our 4,526,066 subordinated units and the issuance of the 5,142,857 Series A Preferred Units, High Point acquired control of our general partner and a majority of our outstanding limited partnership interests. In connection with High Point's acquisition of control of our general partner, each of Robert B. Hellman, Jr., Edward O. Diffendal and L. Kent Moore resigned from the board. Mr. Hellman also resigned as chairman of the board. These resignations occurred on April 15, 2013. High Point, as the owner of 90% of the limited liability company interests in our general partner, will have the right to fill the board vacancies created by these resignations.
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

The non-management members of our general partner's board of directors meet in executive sessions without management participation at least quarterly. These directors do not constitute a committee of the Board and therefore do not take action at such sessions, although the participating directors may make recommendations for consideration by the full board. Executive sessions shall be chaired by Gerald A. Tywoniuk, the chairman of the Audit Committee of the board.
Interested parties may communicate directly with the independent directors by submitting a communication in an envelope marked “Confidential” addressed to the “Independent Members of the Board of Directors” in the care of the Secretary of the general partner at: American Midstream GP, LLC, 1614 15th Street, Suite 300, Denver, Colorado 80202.
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
The independent directors on our general partner's board are Eileen A. Aptman, Donald H. Anderson and Gerald A. Tywoniuk. Each of our independent directors serves as members of the Audit Committee, with Mr. Tywoniuk serving as chairman. In compliance with the rules of the NYSE, the members of the board of directors appointed one additional independent member to the board of directors by July 2012, Donald H. Anderson. Mr. Diffendal resigned from the Audit Committee when the final independent director was appointed. Thereafter, our general partner is generally required to have at least three independent directors serving on its board at all times. The board of directors of our general partner has determined that Gerald A. Tywoniuk is an audit committee financial expert. Gerald A. Tywoniuk is an independent director.
Prior to their resignations on April 15, 2013, Mr. Hellman and Mr. Moore served as the members of the Compensation Committee; Mr. Hellman served as chairman.
Prior to Mr. Hellman's resignation on April 15, 2013, Mr. Hellman and Mr. Bierbach served as members of the Compliance Committee, with Mr. Hellman serving as chairman.
Prior to the resignations of Messrs Diffendal and Hellman on April 15, 2013, Mr. Bierbach, Mr. Diffendal, Mr. Anderson and Mr. Hellman served as members of the Executive Committee, with Mr. Hellman serving as acting chairman.
Directors are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board. The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with American Midstream GP, LLC
Robert B. Hellman, Jr. (a)	53	Chairman of the Board
Brian F. Bierbach	55	Director, President and Chief Executive Officer
Daniel C. Campbell	42	Senior Vice President and Chief Financial Officer
Sandra M. Flower (c)	52	Former Vice President of Finance
John J. Connor II	56	Senior Vice President of Operations and Engineering
Marty W. Patterson	54	Senior Vice President of Commercial Services
William B. Mathews	61	Secretary, General Counsel and Vice President of Legal Affairs
Donald H. Anderson	64	Director
Eileen A. Aptman	45	Director
Steve W. Bergstrom (b)	55	Executive Chairman of the Board
Edward O. Diffendal (a)	43	Director
John F. Erhard (b)	38	Director
L. Kent Moore (a)	57	Director
Daniel R. Revers (b)	51	Director
Gerald A. Tywoniuk	51	Director
(a) Messrs. Hellman, Diffendal, and Moore resigned on April 15, 2013 in connection with the ArcLight Transaction. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — ArcLight Transactions"

(b) Messrs. Bergstrom, Erhard and Revers were appointed to the board on April 15, 2013 in connection with the ArcLight Transaction. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — ArcLight Transactions"

(c) Ms. Flower resigned effective July 4, 2012.
Robert B. Hellman, Jr. was elected Chairman of the board of directors of our general partner in November 2009. Mr. Hellman resigned on April 15, 2013 in connection with the ArcLight Transactions. Mr. Hellman has been a Managing Director of AIM since he co-founded AIM in July of 2006. Prior to co-founding AIM, Mr. Hellman was a Managing Director of McCown De Leeuw & Co., a private equity firm based in Foster City, California since 1986. Mr. Hellman is also chairman of the Board of Directors of Stonemor Partners L.P. Mr. Hellman received an MBA from Harvard University, an M.A. in Economics from the London School of Economics and a B.A. in Economics from Stanford University. We believe that Mr. Hellman’s over 20 years of investing experience, as well as his in-depth knowledge of the midstream natural gas industry generally and our partnership in particular, provided him with the necessary skills to be a member of the board of directors of our general partner.
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
Daniel C. Campbell was appointed Senior Vice President and Chief Financial Officer in April 2012. Prior to his appointment with American Midstream, Mr. Campbell served in various leadership roles with MarkWest Energy Partners, LP from 2006 through 2012, most recently as Vice President of Finance and Treasurer. Mr. Campbell joined MarkWest from TeleTech Holdings, Inc. where he held various senior finance roles from 1997 to 2006 in finance, treasury, strategic planning, and investor relations, including Chief Financial Officer of TeleTech Latin America. Mr. Campbell began his career at Arthur Andersen LLP and he received B.S. and Master's degrees in Accounting from Brigham Young University. Mr. Campbell is a CPA licensed in Colorado.
Sandra M. Flower served as our Vice President of Finance of our general partner from November 2009 to July 2012. Ms. Flower also served as our Controller from November 2009 until March 2011. Prior to our formation, Ms. Flower served as Group Controller at TransMontaigne, Inc. and as Director of Internal Audit for TransMontaigne Partners, LP from 2005 to 2009. While at TransMontaigne, she was responsible for trading support, credit, accounting and consolidation activities of TransMontaigne Inc., as well as supervising the design and implementation of all internal audit activities including Sarbanes-Oxley compliance procedures. Ms. Flower began her career at Touche Ross & Co. She received a B.S.B.A. from the University of Rhode Island and is a CPA. Ms. Flower resigned effective July 4, 2012.
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
Donald H. Anderson was elected as a member of the board of directors of our general partner in May 2012. Mr. Anderson also serves as a member of the Audit Committee of our General Partner. Mr. Anderson is a director of KP Kaufman Inc., a private exploration and production company principally operating in the DJ Basin of Colorado. Prior to joining KP Kaufman Inc., Mr. Anderson was Chairman and Chief Executive Officer of TransMontaigne Partners L.P. Mr. Anderson joined TransMontaigne Inc., the general partner of TransMontaigne Partners, as President in 1999. Prior to TransMontaigne, Mr. Anderson served as President of Associated Natural Gas Corporation until its merger with Panhandle Eastern Corporation. At Panhandle Eastern Corporation, Mr. Anderson was the President and CEO of PanEnergy's non-jurisdictional subsidiary, responsible for PanEnergy's natural gas and electricity marketing, natural gas gathering and processing, crude oil and NGL trading and pipeline facilities. He has also served as a director of Forest Oil Corporation, Basin Exploration Inc., Genesis Energy LLC and Teppco Partners. Mr. Anderson holds a BS in Business Administration from the University of Colorado and began his career as a Certified Public Accountant with KPMG.
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
Steve W. Bergstrom was elected as a member of the board of directors in April 2013 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner, and due to his breadth of experience in the energy industry.   Mr. Bergstrom has been acting as an exclusive consultant to ArcLight since 2002, assisting ArcLight in connection with its energy investments.  Prior to his consultancy with ArcLight, Mr. Bergstrom worked from 1986 to 2002 for Natural Gas Clearinghouse, which became Dynegy, Inc.  Mr. Bergstrom acted in various capacities at Dynegy, ultimately acting as its President and Chief Operating Officer.  Prior to his time at Dynegy, Mr. Bergstrom acted as a gas supply representative for Northern Natural Gas from 1981 to 1986.  Mr. Bergstrom began his career at Transco from 1980-1981.  Mr. Bergstrom earned a Bachelor of Science from Iowa State University in 1979. We believe that Mr. Bergsrom’s breadth of experience in the energy industry provide him with the necessary skills to be a member of the board of directors of our general partner.
Edward O. Diffendal was elected as a member of the board of directors of our general partner in November 2009. Mr. Diffendal resigned on April 15, 2013 in connection with the ArcLight Transactions. Mr. Diffendal joined AIM in September 2007 as a Principal. Prior to joining AIM he served as a management consultant from 2005 to 2007, held various operating positions at Veritas Software Corp. from 2003 to 2005, was a Vice President at Broadview Capital Partners, L.P. from 2000 to 2003 and was a consultant at Monitor Company from 1991 to 1998. Mr. Diffendal received an MBA from Dartmouth College and M.A. and B.A. degrees in Economics from Stanford University. We believe that Mr. Diffendal’s over 10 years of experience in corporate finance, as well as his in-depth knowledge of the midstream natural gas industry generally and our partnership in particular, provided him with the necessary skills to be a member of the board of directors of our general partner.
John F. Erhard was elected as a member of the board of directors in April 2013 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Erhard, a Managing Director at ArcLight, joined the firm in 2001 and has 14 years of energy finance and private equity experience. Prior to joining ArcLight, he was an Associate at Blue Chip Venture Company, a venture capital firm focused on the information technology sector. Mr. Erhard began his career at Schroders, where he focused on mergers and acquisitions. Mr. Erhard earned a Bachelor of Arts in Economics from Princeton University and a Juris Doctor from Harvard Law School. Mr. Erhard previously served on the Board of Directors of Patriot Coal. In addition, Mr. Erhard has experience in the MLP sector having served on the board of directors of Buckeye GP Holdings (NYSE: BGH), the publicly traded general partner of Buckeye Partners (NYSE: BPL). We believe that Mr. Erhard’s 14 years of energy finance and private equity experience provide him with the necessary skills to be a member of the board of directors of our general partner.
David L. Page served as a member of the board of directors of our general partner from February 2010 until his passing in November 2012. Mr. Page also served as Chairman of the Executive Committee of our General Partner. Mr. Page had been a management consultant since February 2002. Prior to working as a management consultant, Mr. Page served as Chairman and Chief Executive Officer of Distribution Dynamics, Inc. from January 2000 until February 2002. His earlier career included a variety of management roles at McCown De Leeuw & Co. from 1994 through 2000. Prior to joining McCown De Leeuw & Co., Mr. Page was President and Chief Executive Officer of Page Packaging Corporation from 1987 through 1993, and Vice President and General Manager of Boise Cascade Corporation from 1959 through 1987. Mr. Page received a B.A. in Business Administration and Economics from Whitman College and completed the Executive Program at Stanford University. We believed that Mr. Page’s over 20 years of operating experience, as well as his in-depth knowledge of our partnership, provided him with the necessary skills to be a member of the board of directors of our general partner.
L. Kent Moore was elected as a member of the board of directors of our general partner in November 2009. Mr. Moore resigned on April 15, 2013 in connection with the ArcLight Transactions. Mr. Moore owns Eagle River Ventures, LLC, which holds mostly oil and gas investments and a 0.5% interest in AIM Midstream Holdings. From 2006 through 2011, Mr. Moore served as chairman of the board of directors of Foothills Energy Ventures, LLC. He also serves as chairman of the board of trustees for the Old Mutual Funds I and II. He has also served as a portfolio manager and vice-president at Janus Capital, and as analyst/portfolio manager for Marsico Capital Management, focusing on technology and energy stocks. Before working in the mutual fund industry, Mr. Moore was a vice-president with Exeter Drilling Company and also co-founded and was President of Caza Drilling Company. Mr. Moore received a B.S. in Industrial Management from Purdue University. We believe that Mr. Moore’s over 20 years of investing and operating experience, as well as his in-depth knowledge of the midstream natural gas industry generally and our partnership in particular, provided him with the necessary skills to be a member of the board of directors of our general partner.
Daniel R. Revers was elected as a member of the board of directors in April 2013 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Revers is Managing Partner of and a co-founder of ArcLight Capital Partners, LLC ("ArcLight") and has 24 years of energy finance and private equity experience. Mr. Revers manages the Boston office of ArcLight and is responsible for overall investment, asset management, strategic planning, and operations of ArcLight and its funds. Prior to forming ArcLight in 2000, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services (“John Hancock”), where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, Inc., where he specialized in the development, acquisition, and financing of domestic and international power and energy projects. Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College. We believe that Mr. Revers’s over 24 years of energy finance and private equity experience provide him with the necessary skills to be a member of the board of directors of our general partner.
Gerald A. Tywoniuk was elected as a member of the board of directors of our general partner in May 2011. In July 2011, he became a part-time Senior Consultant to the Chief Financial Officer of Ciber, Inc., a global information technology services company. Prior thereto, from May 2010 to July 2011, Mr. Tywoniuk served as interim Senior Vice President, Finance of Ciber, Inc. Mr. Tywoniuk continues to act on a part-time consulting basis as the Plan Representative for the plan of liquidation of Pacific Energy Resources Ltd., which was an oil and gas acquisition, exploitation and development company and is now completing its plan of liquidation. Mr. Tywoniuk joined Pacific Energy Resources Ltd. in June 2008 as Senior Vice President, Finance and he was appointed Chief Financial Officer in August 2008. He was also appointed acting Chief Executive Officer in September 2009. He held these positions as an employee until May 2010. Mr. Tywoniuk joined Pacific Energy Resources Ltd. in June 2008 to help the management team work through the company’s financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and is now working through the remaining steps of liquidation. Prior to joining Pacific Energy Resources Ltd., Mr. Tywoniuk acted as an independent consultant in accounting and finance from March 2007 to June 2008. From December 2002 through November 2006, Mr. Tywoniuk was Senior Vice President and Chief Financial Officer of Pacific Energy Partners, LP. From November 2006 to March 2007, Mr. Tywoniuk assisted with the integration of Pacific Energy Partners, LP after it was acquired by Plains All American Pipeline, L.P. Mr. Tywoniuk holds a Bachelor of Commerce degree from The University of Alberta, Canada, and is a Canadian chartered accountant. He currently serves as a director and audit committee chairperson on the board of the general partner of Oxford Resource Partners, LP (NYSE:OXF). Mr. Tywoniuk has 31 years of experience in accounting and finance, including 12 years as the Chief Financial Officer of three public companies and four years as Vice President/Controller of a fourth public company. Mr. Tywoniuk’s extensive accounting, financial and executive management experience, and his prior experience with publicly traded partnerships, provide him with the necessary skills to be a member of the board of directors of our general partner and a member and the chairman of the Audit Committee. With respect to the Audit Committee, he also qualifies as an “audit committee financial expert.”
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors and greater than 10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2012, except as discussed below.
L. Kent Moore failed to timely file one Statement of Changes in Beneficial Ownership on Form 4. Mr. Moore filed the Form 4 on November 13, 2012.
Item 11. Executive Compensation
Our general partner, under the direction of its board of directors, or the Board, is responsible for managing our operations and employs all of the employees that operate our business. The compensation payable to the officers of our general partner is paid by our general partner and such payments are reimbursed by us on a dollar-for-dollar basis.
The following is a discussion of the compensation policies and decisions of the Compensation Committee of the Board, with respect to the following individuals, who are executive officers of our general partner and referred to as the “named executive officers” for the fiscal years ended December 31, 2012 and 2011:

•	Brian F. Bierbach, President and Chief Executive Officer;

•	Daniel C. Campbell, Senior Vice President and Chief Financial Officer;

•	Sandra M. Flower, Vice President of Finance;

•	John J. Connor II, Senior Vice President of Operations and Engineering;

•	Marty W. Patterson, Senior Vice President of Commercial Services; and

•	William B. Mathews, Secretary, General Counsel and Vice President of Legal Affairs
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
This section should be read together with the compensation tables that follow, which disclose the compensation awarded to, earned by or paid to the named executive officers with respect to the years ended December 31, 2012 and 2011.
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
During 2012 and 2011, the Compensation Committee discussed executive compensation issues at several meetings, and the Compensation Committee expects to hold additional executive compensation-related meetings in 2013 and in future years. Topics discussed and to be discussed at these meetings included and will include, among other things, (i) assessing the performance of the Chief Executive Officer, or the CEO, and other executive officers with respect to our results for the prior year, (ii) reviewing and assessing the personal performance of the executive officers for the preceding year and (iii) determining the amount of the bonus pool to be paid to our executive officers for a given year after taking into account the target bonus amounts established for those executive officers at the outset of the year. In addition, at these meetings, and after taking into account the recommendations of our CEO only with respect to executive officers other than our CEO, base salary levels and target bonus amounts (representing the bonus that may be awarded expressed as a dollar amount or as a percentage of base salary for the year) for all of our executive officers will be established by the Compensation Committee. In addition, the Compensation Committee will make its decisions with respect to any awards under the LTIP. We expect that our CEO will provide periodic recommendations to the Compensation Committee regarding the performance and compensation of the other named executive officers.
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
To date, we have not reviewed executive compensation against a specific group of comparable companies or publicly traded partnerships. Rather, the Compensation Committee has historically relied upon the judgment and industry experience of its members in making decisions with respect to total compensation and with respect to the allocation of total compensation among our three main components of compensation. Going forward, we expect that the Compensation Committee will make compensation decisions taking into account trends occurring within our industry, including from a peer group of companies, which we expect will include the following similar publicly traded partnerships: Boardwalk Pipeline Partners, LP, Regency Energy Partners LP, Targa Resources Partners LP, MarkWest Energy Partners LP, Copano Energy LLC, Crosstex Energy LP, and Atlas Pipeline Partners LP. Additionally, we expect that the Compensation Committee will take into account trends occurring within a group of publicly traded energy companies with market capitalizations in the same range as our own, including from a peer group of companies, which we expect will include the following similar publicly-traded energy companies: Contango Oil & Gas Co., Goodrich Petroleum Corp., Kodiak Oil & Gas Corp., Magnum Hunter Resources Corp., Penn Virginia Corp., Resolute Energy Corporation, Approach Resources, Inc., PetroQuest Energy Inc. and Rex Energy Corporation. To date, the Compensation Committee has not retained the services of any compensation consultants.
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

Align performance to our objectives that drive our business and reward executive officers for achieving our yearly performance objectives and for their individual contributions to that objective during the fiscal year.

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
On June 9, 2011, we entered into new employment agreements with each of our named executive officers (with the exception of Mr. Campbell), which agreements were effective upon the completion of our initial public offering. In connection with approving the new employment agreements, the Compensation Committee approved base salary increases for 2012 for the named executive officers as provided in the table below.

Name	Base Salary at the end of 2012
Brian F. Bierbach	$275,000
Daniel C. Campbell (a)	$235,000
Marty W. Patterson	$220,000
John J. Connor II	$220,000
Sandra M. Flower (b)	$175,000
William B. Mathews	$215,000
(a) Mr. Campbell enter into an employment agreement in April 2012.
(b) Ms. Flower resigned effective July 4, 2012.
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
We expect to review annual cash bonus awards for the named executive officers annually to determine award payments for the prior fiscal year, as well as to establish target bonus amounts for the current fiscal year. At the beginning of each year, the Compensation Committee meets with the CEO to discuss partnership and individual goals for the year and what each executive is expected to contribute in order to help the partnership achieve those goals. However, the amounts of the annual bonuses have been and are determined in the discretion of the Compensation Committee.
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
The Board and the Compensation Committee believed that this approach to assessing performance resulted in a more comprehensive evaluation for compensation decisions. In 2011, the Compensation Committee recognized the following factors in making discretionary annual bonus recommendations and determinations:

•	a subjective performance evaluation based on company-wide financial and individual qualitative performance, as determined in the Compensation Committee’s discretion; and

•	the scope, level of expertise and experience required for the executive officer’s position.
These factors were selected as the most appropriate measures upon which to base the annual incentive cash bonus decisions because our Compensation Committee believed that they help to align individual compensation with performance and contribution. With respect to its evaluation of company-wide financial performance, although no pre-determined numerical goals are established, the Compensation Committee generally reviewed our results with respect to adjusted EBITDA as compared to operating budget and cash available for distribution in making annual bonus determinations.
Following its performance assessment, and based on our financial performance with respect to these criteria and the Compensation Committee’s qualitative assessment of individual performance, the Compensation Committee determined to award the incentive bonus amounts set forth in the table below to our named executive officers for performance in 2011.

Name	2011 Target Bonus	2011 Bonus Awards
Brian F. Bierbach	$275,000	$220,000
Marty W. Patterson	$130,000	$103,000
John J. Connor II	$130,000	$103,000
Sandra M. Flower (a)	$100,000	$82,000
William B. Mathews	$100,000	$91,000
(a) Ms. Flower resigned effective July 4, 2012.
Bonus amounts were awarded based on our financial performance with respect to these criteria and the Compensation Committee’s qualitative assessment of individual performance.
Beginning in 2012, the Compensation Committee expected that it would determine base annual incentive compensation award recommendations on additional company-wide criteria as well as industry criteria, recognizing the following factors as part of its determination of annual incentive bonuses (without assigning any particular weighting to any factor):

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
The Compensation Committee determined to set the following incentive bonus amounts set forth in the table below to our named executive officers for performance in 2012.

Name	2012 Base Salary	2012 Target Bonus
Brian F. Bierbach	$275,000	$275,000
Daniel C. Campbell	235,000	176,250
Marty W. Patterson	220,000	130,000
John J. Connor II	220,000	130,000
Sandra M. Flower (a)	175,000	N/A
William B. Mathews	215,000	100,000
(a) Ms. Flower resigned effective July 4, 2012.
On April 15, 2013, the Compensation Committee determined that there would be no payment of the 2012 annual incentive bonus for the named executive officers.
Equity-Based Awards
Design. The LTIP was adopted in 2009 in connection with our formation. In adopting the LTIP, the Board recognized that it needed a source of equity to attract new members to and retain members of the management team, as well as to provide an equity incentive to other key employees and non-employee directors. We believe the LTIP promotes a long-term focus on results and aligns executive and unitholder interests. As part of this initial formation, we granted phantom units with associated DERs to provide long-term incentives to our named executive officers. DERs enabled the recipients of phantom unit awards to receive cash distributions on our phantom units to the same extent generally as unitholders receive cash distributions on our common units. In June 2011, existing LTIP grant agreements with the named executive officers and certain board members were modified to exclude the DER provision in exchange for a cash payment of $1.3 million. The Compensation Committee does not expect to utilize the DER provision in future LTIP grants.
The LTIP is designed to encourage responsible and profitable growth while taking into account non-routine factors that may be integral to our success. Long-term incentive compensation in the form of equity grants are used to provide incentives for performance that leads to enhanced unitholder value, encourage retention and closely align the executive officers’ interests with unitholders’ interests. Equity grants provide a vital link between the long-term results achieved for our unitholders and the rewards provided to executive officers and other key employees.
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
Equity-Based Award Policies. Prior to 2011, equity-based awards were granted by the Compensation Committee in connection with our formation. Going forward, we expect that equity-based awards will be awarded by the Compensation Committee on an annual basis as part of the ongoing total annual compensation package for executive officers. No named executive officers received any awards under the LTIP in 2012 or 2011, other than Mr. Campbell upon his employment in April 2012.
Deferred Compensation
Tax-qualified retirement plans are a common way that companies assist employees in preparing for retirement. We provide our eligible executive officers and other employees with an opportunity to save for their retirement by participating in our 401(k) savings plan. The 401(k) plan allows executive officers and other employees to defer compensation (up to IRS imposed limits) for retirement and permits us to make annual discretionary matching contributions to the plan. For 2012, we matched employee contributions to 401(k) plan accounts up to a maximum employer contribution of 6% of the employee’s eligible compensation. Decisions regarding this element of compensation do not impact any other element of compensation.
Other Benefits
Each of the named executive officers is eligible to participate in our employee benefit plans which provide for medical, dental, vision, disability insurance and life insurance benefits, which are provided on the same terms as available generally to all salaried employees. In 2012 and 2011, no perquisites were provided to the named executive officers.
Recoupment Policy
We currently do not have a recoupment policy applicable to annual incentive bonuses or equity awards. The Compensation Committee expects to continue to evaluate the need to adopt such a policy in 2013, in light of current legislative policies as well as economic and market conditions.
Employment and Severance Arrangements
The Board and the Compensation Committee consider the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment with our general partner may result in the departure or distraction of management personnel to our detriment. Accordingly, our general partner previously entered into employment agreements with each of Messrs. Bierbach, Campbell, Patterson, Matthews and Connor, which existing employment agreements contain severance arrangements that we believed were appropriate to encourage the continued attention and dedication of members of our management. These employment agreements are described more fully below under “— Existing Employment Agreements with Named Executive Officers.” In connection with the initial public offering, on June 9, 2011, our general partner entered into new employment agreements with each of our named executive officers to be effective upon the closing of the offering. These new employment agreements are described more fully under “— New Employment Agreements with Named Executive Officers” below.
Summary Compensation Table for 2012 and 2011
The following table sets forth certain information with respect to the compensation paid to the named executive officers for the years ended December 31, 2012 and 2011.

	Year	Salary	Bonus	Unit Awards (a)	All Other Compensation (b)	Total Compensation
Brian F. Bierbach	2012	$275,000	$—	$—	$17,463	$292,463
President and Chief Executive Officer	2011	251,615	220,000	—	478,870	950,485
Daniel C. Campbell	2012	162,692	—	214,000	15,200	391,892
Senior Vice President and Chief Financial Officer	2011	—	—	—	—	—
Marty W. Patterson	2012	220,000	—	—	12,974	232,974
Senior Vice President of Commercial Services	2011	202,462	103,000	—	240,476	545,938
John J. Connor II	2012	220,000	—	—	27,194	247,194
Senior Vice President of Operations and Engineering	2011	199,538	103,000	—	240,476	543,014
Sandra M. Flower (c)	2012	104,672	—	—	121,727	362,082
Vice President of Finance	2011	154,539	82,000	—	172,852	409,391
William B. Mathews	2012	215,000	—	—	8,063	223,063
Vice President Legal Affairs, General Counsel and Secretary	2011	198,361	91,000	—	93,561	382,922

(a)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each phantom unit award granted in the year ended December 31, 2012 and 2011 computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). Assumptions used in the calculation of these amounts are included in Note 15 to our audited consolidated financial statements included in this Form 10-K.

(b)
Amounts shown in this column include employer contributions to the named executive officers’ 401(k) plan accounts, life insurance premiums and other health benefits paid by the employer. In addition, the table set forth below represents the dollar value of distributions paid on phantom unit awards pursuant to the DER’s including a one-time payment on June 9, 2011 in consideration for the elimination of the DER’s previously granted.

2011
Brian F. Bierbach	$476,784
Marty W. Patterson	238,390
John J. Connor II	238,390
Sandra M. Flower	163,118
William B. Mathews	81,557

(c)	Ms. Flower resigned effective July 4, 2012.
Grants of Plan-Based Awards for 2012
Mr. Campbell was granted 10,000 phantom unit awards under the LTIP on May 1, 2012 which vest 50% on each of the first two anniversaries of the date of grant.
Employment Agreements with Named Executive Officers
In June 2011, our general partner entered into new employment agreements with each of our named executive officers (with the exception of Mr. Campbell), which became effective as of the closing of our initial public offering. Each of the employment agreements has an initial term of two years, which will be automatically extended for successive one year terms until either party elects to terminate the agreement by giving written notice at least 90 days prior to the end of the expiration of the initial or extended term, as applicable. The base salary and target bonus amounts set forth in such employment agreements are shown in the table below. The employment agreements provide that the base salary may be increased but not decreased (except for a decrease that is consistent with reductions taken generally by other executives of the general partner). The agreements provide that the executive will be provided with the opportunity to earn an annual cash bonus, 20 percent of which will be conditioned and determined on the attainment of personal performance goals and 80 percent of which will be conditioned and determined on the attainment of organizational performance goals, in each case as set by, and based on performance criteria established by, the Compensation Committee. The employment agreements also provide that the executive may also be eligible to receive awards under the LTIP as determined by the Compensation Committee.
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
Outstanding Equity-Based Awards at December 31, 2012
The following table provides information regarding outstanding split adjusted equity-based awards held by the named executive officers as of December 31, 2012. All such equity-based awards consist of phantom units granted under the LTIP.

	Unit Awards
Name	Number of Phantom Units that Have Not Vested (a)	Market Value of Phantom Units that Have Not Vested (b)
Brian F. Bierbach	18,775	$256,094
Daniel C. Campbell	10,000	$136,400
Marty W. Patterson	9,388	$128,046
John J. Connor II	9,388	$128,046
William B. Mathews	6,259	$85,373

(a)
The awards to Messrs. Bierbach, Patterson and Connor were granted on November 2, 2009. The award to Mr. Mathews was granted on March 2, 2010. The award to Mr. Campbell was granted on April 12, 2012. Each of the awards vests as to 25% of the award on each of the first four anniversaries of the date of grant, except for Mr. Campbell's. Mr. Campbell's awards vest 50% on each of the first two anniversaries of the date of grant. Ms. Flower's remaining phantom units were forfeited effective July 4, 2012.

(b)
The market value of phantom units that had not vested as of December 31, 2012 is calculated based on the fair market value of our common units as of December 31, 2012, which was $13.64 multiplied by the number of unvested phantom units. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Equity-Based Awards.”

Units Vested in 2012 and 2011
The following table shows the split adjusted phantom unit awards that vested during 2012 and 2011.

	2012			2011
Name	Number of Units Acquired on Vesting	Fair Market Value per Unit Upon Vesting	Value Realized on Vesting (a)	Number of Units Acquired on Vesting	Fair Market Value per Unit Upon Vesting	Value Realized on Vesting (a)
Brian F. Bierbach	18,775	$19.05	$357,664	18,775	$17.79	$334,007
Daniel C. Campbell	—	$—	$—	—	$—	$—
Marty W. Patterson	9,388	$19.05	$178,841	9,388	$17.79	$167,013
John J. Connor II	9,388	$19.05	$178,841	9,388	$17.79	$167,013
Sandra M. Flower (b)	6,258	$21.68	$135,683	6,258	$20.60	$128,947
William B. Mathews	3,129	$21.68	$67,840	3,129	$20.60	$64,473

(a)	The value realized upon vesting of phantom units is calculated based on the fair market value of our common units at the applicable vesting date.

(b)	Ms. Flower resigned effective July 4, 2012.
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
As of December 31, 2012, 90,937 unvested phantom units were outstanding under our LTIP. A phantom unit is a notional unit granted under the LTIP that entitles the holder to receive an amount of cash equal to the fair market value of one common unit upon vesting of the phantom unit, unless the Board elects to pay such vested phantom unit with a common unit in lieu of cash. Historically, our Board has always issued common units in lieu of cash upon vesting of a phantom unit. DERs may be granted in tandem with phantom units. Except as otherwise provided in an award agreement, DERs that are not subject to a restricted period are currently paid to the participant at the time a distribution is made to the unitholders, and DERs that are subject to a restricted period are paid to the participant in a single lump sum no later than the 15th day of the third calendar month following the date on which the restricted period ends.
The number of units that may be delivered with respect to awards under the LTIP may not exceed 920,193 units, subject to specified anti-dilution adjustments. However, if any award is terminated, cancelled, forfeited or expires for any reason without the actual delivery of units covered by such award or units are withheld from an award to satisfy the exercise price or the employer’s tax withholding obligation with respect to such award, such units will again be available for issuance pursuant to other awards granted under the LTIP. In addition, any units allocated to an award will, to the extent such award is paid in cash, be again available for delivery under the LTIP with respect to other awards. There is no limitation on the number of awards that may be granted under the LTIP and paid in cash. The LTIP provides that it is to be administered by the Board, provided that the Board may delegate authority to administer the LTIP to a committee of non-employee directors. As of March 31, 2013, there are 903,079 units available for future grant awards.
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
The following table shows the value of the severance benefits and other benefits for the named executive officers under the employment agreements and amended phantom unit grant agreements at December 31, 2012:

		Death or	Termination Without Cause, or Upon	Resignation for Good	Certain Changes of
Name	Benefit Type	Disability(a)	Expiration(b)	Reason	Control (a)(c)
Brian F. Bierbach	Severance payment per employment agreement	None	$495,000	$495,000	None
	Accelerated vesting of phantom unit awards per award agreement	$256,094	None	None	$256,094
Daniel C. Campbell	Severance payment per employment agreement	None	$411,250	$411,250	None
	Accelerated vesting of phantom unit awards per award agreement	$136,400	None	None	$136,400
Marty W. Patterson	Severance payment per employment agreement	None	$323,000	$323,000	None
	Accelerated vesting of phantom unit awards per award agreement	$128,046	None	None	$128,046
John J. Connor II	Severance payment per employment agreement	None	$323,000	$323,000	None
	Accelerated vesting of phantom unit awards per award agreement	$128,046	None	None	$128,046
William B. Mathews	Severance payment per employment agreement	None	$306,000	$306,000	None
	Accelerated vesting of phantom unit awards per award agreement	$85,366	None	None	$85,366

(a)
The amounts shown in this column are calculated based on the fair market value of our common units which we have assumed for this purpose will be $13.64, multiplied by the number of split-adjusted phantom units that would vest.

(b)
In connection with a termination of the executive’s employment upon expiration of the initial or extended term of the agreement by either party pursuant to the terms of the employment agreement, the board of directors may, in its discretion, release the executive from being subject to the non-competition covenant following termination of employment; however, in such case, the executive would not be entitled to receive the severance payment.

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

Compensation of Directors
Each director who is not an officer or employee of our general partner receives compensation for attending meetings of the Board, as well as committee meetings, as follows:

•	a $50,000 annual cash retainer;

•	a $50,000 annual unit grant;

•	where applicable, a variable fee for service rendered as member of the Conflicts Committee to the board; and

•	where applicable, a committee chair retainer of $10,000 for each committee chaired.
In addition, each non-employee director will receive per meeting fees of:

•	$1,000 for Board meetings attended in person;

•	where applicable, $500 for Board committee meetings attended in person; and

•	$500 for telephonic Board meetings and committee meetings greater than one hour in length.
We do not anticipate that Mr. Moore will participate in the annual unit grant for the foreseeable future because he received a substantial phantom unit grant prior to our initial public offering. We expect Mr. Moore to receive the other elements of compensation outlined above.

Each non-employee director listed in the table below is also reimbursed for out-of-pocket expenses in connection with attending meetings of the Board or its committees. Each director will be fully indemnified by us for actions associated with being a director of our general partner to the extent permitted under Delaware law.
Two of our non-employee directors listed in the table below, Messrs. Moore and Page, received grants of phantom units and accompanying DERs under our LTIP in 2009 and 2010, respectively. In connection with eliminating the use of DERs as an element of our compensation programs in the future, in 2011 we amended the outstanding phantom unit award agreements with Messrs. Moore and Page to eliminate the DERs previously granted with the phantom units in exchange for a one-time aggregate payment of approximately $0.3 million. In addition to eliminating the DERs, the amendments also provide for acceleration of vesting of phantom units in certain cases in the event of a change of control. More specifically, all unvested phantom units held by such directors will vest:

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
Director Compensation Table for 2012 and 2011
The following table sets forth the compensation paid to our non-employee directors for the years ended December 31, 2012 and 2011, as described above. The compensation paid in 2012 and 2011 to Mr. Bierbach as an executive officer is set forth in the Summary Compensation Table above. Mr. Bierbach did not receive any additional compensation related to his service as a director.

	Year	Fees Earned or Paid in Cash	Unit Awards (a)	All Other Compensation (b)	Total Compensation
Eileen A. Aptman (c)	2012	$60,000	$61,535	$—	$121,535
	2011	27,500	—	—	27,500
L. Kent Moore (b)	2012	57,500	—	—	57,500
	2011	41,500	—	158,927	200,427
David L. Page	2012	64,000	—	—	64,000
	2011	48,000	—	158,128	206,128
Gerald A. Tywoniuk (c)	2012	69,500	76,390	—	145,890
	2011	42,764	—	—	42,764
Donald H. Anderson	2012	35,376	27,851	—	63,227
	2011	—	—	—	—

(a)	The amount reported in this column represents the aggregate grant date fair value of the unit award granted to Mrs. Aptman, Mr. Tywoniuk, and Mr. Anderson during 2012.

(b)
The amount reported in this column represents the dollar value of distributions paid in 2011 pursuant to DERs granted in connection with outstanding phantom unit awards including a one-time payment on June 9, 2011 in consideration for the elimination of the DER’s previously granted.

(c)	The amount reported in this row represents the dollar value of compensation paid in 2012 for services rendered in 2012 and 2011
On November 2, 2009, Mr. Moore received a split adjusted grant of 25,034 phantom units, with 25% of such units vesting on each of the first through fourth anniversaries of the grant date. As of December 31, 2012, Mr. Moore held an aggregate of 6,259 unvested phantom units.
On March 2, 2010, Mr. Page received a split adjusted grant of 24,267 phantom units, with 25% of such units vesting on each of the first through fourth anniversaries of the grant date. Sadly, it was announced on November 23, 2012 that David L. Page, member of the board of directors of the general partner, passed away on November 20, 2012, at which time his units fully vested.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information regarding the beneficial ownership of units as of March 31, 2013 and the related transactions by:

•	each person who is known to us to beneficially own 5% or more of such units to be outstanding;

•	our general partner;

•	each of the directors and named executive officers of our general partner; and

•	all of the directors and executive officers of our general partner as a group.

The following table does not reflect the acquisition by High Point on April 15, 2013 of (i) all of the Partnership's 4,526,066 subordinated units and (ii) 5,142,857 Series A Preferred Units, which are convertible into common units under certain circumstances. Please read “Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events-ArcLight Transactions.”

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders as the case may be.
Our general partner is owned 90% by High Point Infrastructure Partners and 10% by AIM Midstream Holdings. ArcLight controls High Point Infrastructure Partners. AIM holds an aggregate 84.4% indirect interest in AIM Midstream Holdings. Prior to their resignation on April 15, 2013 in connection with the ArcLight Transactions, Robert B. Hellman, Jr. and Edward O. Diffendal served on the board of directors of our general partner and are principals of and have ownership interests in AIM. In addition, Brian F. Bierbach, the President and Chief Executive Officer of our general partner and a member of the board of directors of our general partner, Marty W. Patterson, the Vice President of Commercial Affairs of our general partner, John J. Connor II, the Vice President of Operations of our general partner, and William B. Mathews, the Secretary, General Counsel and Vice President of Legal Affairs of our general partner, have an aggregate 1.1% interest in AIM Midstream Holdings.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2013, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
AIM Universal Holdings, LLC (a)(b)	725,120	15.0%	4,526,066	100.0%	56.2%
AIM Midstream Holdings, LLC (b)	725,120	15.0%	4,526,066	100.0%	56.2%
The Northwest Mutual Life Insurance Company (d)	425,000	9.2%	—	—%	4.5%
Oppenheimer Funds, Inc. (e)	416,286	9.0%	—	—%	4.5%
Oppenheimer SteelPath MLP Income Fund (f)	392,453	8.5%	—	—%	4.2%
Wellington Management Company, LLP (g)	340,000	7.4%	—	—%	3.6%
Robert B. Hellman, Jr. (b)(h)	—	—%	—	—%	—%
Brian F. Bierbach (c)	*	*	—	—%	*
Daniel C. Campbell (c)	*	*	—	—%	*
John J. Connor II (c)	*	*	—	—%	*
Marty W. Patterson (c)	*	*	—	—%	*
William B. Mathews (c)	*	*	—	—%	*
Eileen A. Aptman (c)	*	*	—	—%	*
Edward O. Diffendal (b)(h)	—	—%	—	—%	—%
David L. Page (c)	*	*	—	—%	*
L. Kent Moore (c)(h)	*	*	—	—%	*
Gerald A. Tywoniuk (c)	*	*	—	—%	*
Donald H. Anderson (c)	*	*	—	—%	*
All directors and executive officers as a group (consisting of 12 persons)	85,013	1.8%	—	—%	0.9%

*	An asterisk indicates that the person or entity owns less than one percent.

(a)
AIM Universal Holdings, LLC, a Delaware limited liability company is the sole manager of AIM Midstream Holdings, LLC and may therefore be deemed to beneficially own the 725,120 common units and 4,526,066 subordinated units held by AIM Midstream Holdings. AIM Universal Holdings, LLC’s members consist of Robert B. Hellman, Jr., and Edward O. Diffendal, both directors of our general partner. On April 15, 2013, High Point Infrastructure Partners, an affiliate of ArcLight Capital Partners, LLC, acquired (i) all of the Partnership's 4,526,066 subordinated units and (ii) 5,142,857 Series A Preferred Units, which are convertible into common units under certain circumstances. Please read “Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Events-ArcLight Transactions.”

(b)	The address for this person or entity is 950 Tower Lane, Suite 800, Foster City, CA 94404

(c)	The address for this person or entity is 1614 15th Street, Denver, CO 80202

(d)
The address for this person or entity is 720 East Wisconsin Avenue, Milwaukee, WI 53202. This information is based solely on information included in the Schedule 13G/A filed by the beneficial owner on February 4, 2013.

(e)
The address for this person or entity is Two World Financial Center, 225 Liberty Street, New York, NY 10281. This information is based solely on information included in the Schedule 13G filed by the beneficial owner on February 14, 2013.

(f)
The address for this person or entity is 2100 McKinney Avenue, Suite 1401, Dallas, TX 75201. This information is based solely on information included in the Schedule 13G filed by the beneficial owner on February 14, 2013.

(g)
The address for this person or entity is 280 Congress Street, Boston, MA 02210. This information is based solely on information included in the Schedule 13G filed by the beneficial owner on February 14, 2013.

(h)
Messrs. Hellman, Diffendal, and Moore resigned on April 15, 2013 in connection with the ArcLight Transactions. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — ArcLight Transactions"

The percentage of units beneficially owned is based on a total of 9,350,859 common, subordinated and general partner units outstanding at December 31, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence
At December 31, 2012, AIM Midstream Holdings owned 725,120 common units and 4,526,066 subordinated units, representing a combined 56.2% limited partner interest in us. In connection with the ArcLight Transactions, on April 15, 2013, High Point acquired those subordinated units from AIM Midstream Holdings, as well as 90% of the limited liability company interests in our general partner. As a result of these transactions and the related issuance of 5,142,857 preferred units, High Point owns a combined 69% limited partnership interest in us. In addition, High Point controls and owns 90%, and AIM Midstream Holdings owns 10%, of our general partner, which owns an approximate 2.0% general partner interest in us and all of our incentive distribution rights.
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
Distributions of available cash to our general partner and its affiliates:
We will initially make cash distributions 98.0% to our unitholders pro rata, including AIM Midstream Holdings, as the holder of an aggregate of 725,120 common units, and High Point, as the holder of 4,526,066 subordinated units and 5,142,857 preferred units, and an approximate 2.0% to our general partner, assuming it makes any capital contributions necessary to maintain its an approximate 2.0% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level.
Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.3 million on its an approximate 2.0% general partner interest and AIM Midstream Holdings would receive an annual distribution of approximately $1.3 million on its common units. Initially following the ArcLight Transactions, High Point would receive an annual distribution of approximately 302.5 additional preferred units and approximately $13.1 million in respect of its subordinated units and preferred units. Assuming the PIK Distribution ceases with the quarter ending September 30, 2014 and no conversion of preferred units, under the terms of our Third Amended and Restated Agreement of Limited Partnership, High Point would receive an annual distribution of approximately $17.5 million in respect of its subordinated and preferred units.
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
Ownership Interests of Certain Executive Officers and Directors of Our General Partner

High Point controls and owns 90%, and AIM Midstream Holdings owns 10%, of our general partner. AIM, Eagle River Ventures, LLC, Stockwell Fund II, L.P. and certain of our executive officers own all of the equity interests in AIM Midstream Holdings. In addition, prior to their resignation on April 15, 2013 in connection with the ArcLight Transactions, Robert B. Hellman, Jr. and Edward O. Diffendal served on the board of directors of our general partner and are principals of AIM.

In addition to the approximate 2.0% general partner interest in us, our general partner owns the incentive distribution rights, which entitle the holder to increasing percentages, up to a maximum of 48.0%, of the cash we distribute in excess of $0.47438 per unit per quarter.
Agreements with Affiliates
We and other parties have or may enter into the various documents and agreements with certain of our affiliates, as described in more detail below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm’s-length negotiations.
Business Development Activity
For the year ended December 31, 2012, our general partner incurred approximately $0.4 million of costs associated with certain business development activities.  If the business development activities result in a project that will be pursued and funded by the Partnership, we will reimburse our general partner for the business development costs related to that project.
Advisory Services Agreement
In October 2009, our subsidiary, American Midstream, LLC entered into an advisory services agreement with American Infrastructure MLP Management, L.L.C., American Infrastructure MLP PE Management, L.L.C., and American Infrastructure MLP Associates Management, L.L.C., as the advisors. Under this agreement, the advisors performed certain financial and advisory services for American Midstream, LLC. No fees or reimbursements were paid to the advisors during 2009 in respect of this agreement. During the year ended December 31, 2011 and 2010, American Midstream, LLC paid the advisors $0.1 million and $0.3 million, respectively, for such services and reimbursed the advisors $0.1 million and $0.2 million, respectively, for the advisors’ actual and direct out-of-pocket expenses incurred in the performance of their services. In connection with the closing of our initial public offering, the advisory services agreement was terminated in 2011 in exchange for an aggregate payment of $2.5 million from us to the advisors.
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
Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Events — ArcLight Transactions" for information about transactions with High Point.

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
Item 14. Principal Accountant Fees and Services
We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP for tax, independent auditing and related services for each of the last two years:

	Year Ended December 31,
	2012	2011
	(in thousands)
Audit fees (1)	$965	$1,681
Audit related fees (2)	232	72
Tax fees (3)	223	94
All other fees (4)	—	—
	$1,420	$1,847

(1)
Audit fees primarily present professional services rendered in connection with our IPO, the audits of our annual financial statements for the fiscal years 2012 and 2011, (ii) quarterly reviews of our financial statements included in Forms 10-Q, (iii) the audits of our FERC regulated assets for the fiscal years 2012 and 2011, and (iv) and those services normally provided in connection with the issuance of consents and other services related to SEC matters.

(2)
Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews of our financial statements and are not under audit fees. For the year ended December 31, 2012, the amounts reported represent carve-out audit fees associated with the acquisition of the 87.4% undivided interest in the Chatom Assets. For the year ended December 31, 2011, the amounts reported represent carve-out audit fees associated with the acquisition of the 50% undivided interest in the Burns Point Plant.

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

Our Audit Committee approved the use of PricewaterhouseCoopers LLP as our independent registered public accounting firm to conduct the audit of our consolidated financial statements for the year ended December 31, 2012. All services provided by our independent auditor are subject to pre-approval by the Audit Committee. The Audit Committee is informed of each engagement of the independent auditor to provide services to us.

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

3.2	Certificate of Formation of American Midstream GP, LLC (incorporated by reference to Exhibit 3.4 to American Midstream Partners, LP Form S-1 filed March 31, 2011 (File No. 333-173191))

3.3
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

10.3
Second Amendment and Waiver to Revolving and Term Loan Credit Agreement (incorporated by reference to Exhibit 10.3 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.4+
Employment Agreement between Brian F. Bierbach and American Midstream GP, LLC (incorporated by reference to Exhibit 10.4 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.5+
Employment Agreement between Marty W. Patterson and American Midstream GP, LLC (incorporated by reference to Exhibit 10.5 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.6+
Employment Agreement between John J. Connor II and American Midstream GP, LLC (incorporated by reference to Exhibit 10.6 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.7+
Amended and Restated American Midstream GP, LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.8+
Form of American Midstream Partners, LP Long Term Incentive Plan Grant of Phantom Units (incorporated by reference to Exhibit 10.8 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.9
Gas Processing Agreement between American Midstream (Louisiana Intrastate), LLC and Enterprise Gas Processing, LLC dated June 1, 2011 (incorporated by reference to Exhibit 10.9 to American Midstream Partners, LP Form S-1/A filed July 13, 2011 (File No. 333-173191))

10.10
Firm Gas Gathering Agreement Between American Midstream (Seacrest) LP and Contango Resources Company (incorporated by reference to Exhibit 10.10 to American Midstream Partners, LP Form S-1/A filed June 2, 2011 (File No. 333-173191))

10.11
Amendment to Firm Gas Gathering Agreement between American Midstream Offshore (Seacrest) LP (formerly Enbridge Offshore Pipelines (Seacrest) L.P.) and Contango Operators, Inc. (formerly Contango Resources Company) dated as of August 1, 2008 (incorporated by reference to Exhibit 10.11 to American Midstream Partners, LP Form S-1/A filed June 2, 2011 (File No. 333-173191))

10.12
Base Contract for Sale and Purchase of Natural Gas Between Exxon Gas & Power Marketing Company and Mid Louisiana Gas Transmission, LLC (incorporated by reference to Exhibit 10.12 to American Midstream Partners, LP Form S-1/A filed June 2, 2011 (File No. 333-173191))

10.13
Gas Processing Agreement Between American Midstream (Mississippi) LLC and Venture Oil and Gas, Inc. (incorporated by reference to Exhibit 10.13 to American Midstream Partners, LP Form S-1/A filed June 2, 2011 (File No. 333-173191))

10.14
Gas Transport Contract between Midcoast Interstate Transmission, Inc. and City of Decatur Utilities (incorporated by reference to Exhibit 10.14 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.15
Amendment No. 1 to Gas Transportation Contract between Enbridge Pipelines (AlaTenn) Inc. and the City of Decatur (incorporated by reference to Exhibit 10.15 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.16
Natural Gas Pipeline Construction and Transportation Agreement between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.16 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.17
First Amendment to Natural Gas Pipeline Construction and Transportation Agreement dated June 28, 2000 between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.17 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.18
Natural Gas Pipeline Transportation Agreement between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.18 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.19
First Amendment to Natural Gas Pipeline Construction and Transportation Agreement dated June 28, 2000 between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.19 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.20
Gas Transport Contract between Enbridge Pipelines (AlaTenn), L.L.C. and the City of Huntsville (incorporated by reference to Exhibit 10.20 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.21
Service Agreement between Enbridge Pipelines (Midla), L.L.C. and Enbridge Marketing, LP dated September 1, 2008 (incorporated by reference to Exhibit 10.21 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.22
Service Agreement between Enbridge Pipelines (Midla), L.L.C. and Enbridge Marketing, LP dated September 1, 2008 (incorporated by reference to Exhibit 10.22 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.23
Gas Processing Agreement TOCA Gas Processing Plant between American Midstream, LLC and Enterprise Gas Processing dated July 1, 2010 (incorporated by reference to Exhibit 10.23 to American Midstream Partners, LP Form
S-1/A filed June 9, 2011 (File No. 333-173191))

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

10.30	Burns Point Plant Interest Purchase and Sale Agreement, dated November 15, 2011 between Marathon Oil Company and American Midstream Partners, LLC

10.31	Amendment to the Burns Point Plant Interest Purchase and Sale Agreement dated December 1, 2011 between Marathon Oil Company and American Midstream Partners, LLC

10.32+
Employment Agreement, dated April 2, 2012, by and between American Midstream GP, LLC and Daniel C. Campbell (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP Form 8-K filed April 16, 2012 (File No. 001-35257)).

10.33	Second Amendment, dated June 27, 2012, to Credit Agreement (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP Form 8-K filed July 2, 2012 (File No. 001-35257)).

10.34+
Second Amended and Restated American Midstream GP, LLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP Form 8-K filed July 17, 2012 (File No. 001-35257)).

10.35
Purchase and Sale Agreement, dated May 25, 2012, by and between Quantum Resources A1, LP, QAB Carried WI, LP, QAC Carried WI, LP and Black Diamond Resources, LLC, collectively as Seller and Quantum Resources Management, LLC and American Midstream Chatom Unit 1, LLC, American Midstream Chatom Unit 2, LLC, collectively as Buyer (incorporated by reference to Exhibit 10.3 to American Midstream Partners, LP Amendment No. 1 to Form 10-Q filed November 13, 2012 (File No. 001-35257)).

10.36
Third Amendment and Waiver to Credit Agreement, dated as of December 26, 2012 (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP Form 8-K filed January 2, 2013 (File No. 001-35257)).

21.1	American Midstream Partners, LP List of Subsidiaries (incorporated by reference to Exhibit 21.1 to American Midstream Partners, LP Form S-1 filed March 31, 2011 (File No. 333-173191))

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan arrangement

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

American Midstream Partners, LP
(Registrant)

By:	/s/ Daniel C. Campbell

Daniel C. Campbell
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)
Date: April 16, 2013
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2013.

Signatures	Title (Position with American Midstream Partners, LP)

/s/ Brian F. Bierbach	Director, President and Chief Executive Officer (Principal Executive Officer)
Brian F. Bierbach

/s/ Daniel C. Campbell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Daniel C. Campbell

/s/ Donald H. Anderson	Director
Donald H. Anderson

/s/ Eileen A. Aptman	Director
Eileen A. Aptman

/s/ Gerald A. Tywoniuk	Director
Gerald A. Tywoniuk

AMERICAN MIDSTREAM PARTNERS, LP

AMERICAN MIDSTREAM PARTNERS, LP
REPORT OF MANAGEMENT

Management of the Partnership’s general partner prepared, and is responsible for, the consolidated financial statements and the other information appearing in this annual report. The consolidated financial statements present fairly the Partnership’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Partnership includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Partnership’s financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm appointed by the Audit Committee of the Board of Directors. Management has made available to PricewaterhouseCoopers LLP all of the Partnership’s financial records and related data, as well as the minutes of the Directors’ meetings.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of our general partner is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s Management and Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has excluded American Midstream Chatom, LLC, which represented 25% of our consolidated total assets and 12% of our consolidated total revenues, from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Partnership in a purchase business combination during 2012. Based on our assessment, we believe that as of December 31, 2012 the Partnership’s internal control over financial reporting is effective based on those criteria.

/s/ Brian F. Bierbach	Director, President and Chief Executive Officer (Principal Executive Officer)
Brian F. Bierbach

/s/ Daniel C. Campbell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Daniel C. Campbell

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner of American Midstream Partners, LP

We have audited the accompanying consolidated balance sheets of American Midstream Partners, LP and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, of comprehensive income, of changes in partners' capital and noncontrolling interest and of cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Midstream Partners, LP and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 "Organization and Basis of Presentation," Note 22 “Liquidity” and Note 23 “Subsequent Events” to the consolidated financial statements, subsequent to December 31, 2012, the control of the general partner has changed and the Partnership entered into a contribution agreement, an amended and restated agreement of limited partnership and amended its credit facility.

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
April 16, 2013

American Midstream Partners, LP and Subsidiaries
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$576	$871
Accounts receivable	1,958	1,218
Unbilled revenue	21,512	19,745
Risk management assets	969	—
Other current assets	3,226	3,323
Total current assets	28,241	25,157
Property, plant and equipment, net	223,819	170,231
Other assets, net	4,636	3,707
Total assets	$256,696	$199,095
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$5,527	$837
Accrued gas purchases	17,034	14,715
Risk management liabilities	—	179
Accrued expenses and other current liabilities	9,619	7,086
Total current liabilities	32,180	22,817
Other liabilities	8,628	8,612
Long-term debt	128,285	66,270
Total liabilities	169,093	97,699
Commitments and contingencies (see Note 16)
Partners’ capital and noncontrolling interest
General partner interest (185 and 185 thousand units issued and outstanding as of December 31, 2012 and 2011, respectively)	548	1,091
Limited partner interest (9,165 and 9,087 thousand units issued and outstanding as of December 31, 2012 and 2011, respectively)	79,266	99,890
Accumulated other comprehensive income	351	415
Total partners’ capital	80,165	101,396
Noncontrolling interest	7,438	—
Total equity	87,603	101,396
Total liabilities and equity	$256,696	$199,095
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per unit amounts)

	Year Ended
	December 31,
	2012	2011	2010
Revenue	$209,594	$248,282	$212,248
Realized gain (loss) on early termination of commodity derivatives	—	(2,998)	—
Unrealized gain (loss) on commodity derivatives	992	(541)	(308)
Total revenue	210,586	244,743	211,940
Operating expenses:
Purchases of natural gas, NGLs and condensate	155,667	202,403	173,821
Direct operating expenses	18,202	12,856	12,187
Selling, general and administrative expenses	14,309	10,794	7,120
Advisory services agreement termination fee	—	2,500	—
Transaction expenses	—	282	303
Equity compensation expense	1,783	3,357	1,734
Depreciation and accretion expense	21,414	20,705	20,013
Total operating expense	211,375	252,897	215,178
Gain (loss) on acquisition of assets	—	565	—
Gain (loss) on involuntary conversion of property, plant and equipment	(1,021)	—	—
Gain (loss) on sale of assets, net	128	399	—
Operating income (loss)	(1,682)	(7,190)	(3,238)
Other income (expenses):
Interest expense	(4,570)	(4,508)	(5,406)
Net income (loss)	(6,252)	(11,698)	(8,644)
Net income (loss) attributable to noncontrolling interests	256	—	—
Net income (loss) attributable to the Partnership	$(6,508)	$(11,698)	$(8,644)
General partners' interest in net income (loss)	$(129)	$(233)	$(173)
Limited partners’ interest in net income (loss)	$(6,379)	$(11,465)	$(8,471)
Limited partners’ net income (loss) per unit (basic and diluted) (See Note 21)	$(0.70)	$(1.64)	$(1.66)
Weighted average number of units used in computation of limited partners’ net income (loss) per unit (basic and diluted)	9,113	6,997	5,099
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Net income (loss)	$(6,252)	$(11,698)	$(8,644)
Unrealized gain (loss) on post retirement benefit plan assets and liabilities	(64)	359	10
Comprehensive income (loss)	(6,316)	(11,339)	(8,634)
Less: Comprehensive income (loss) attributable to noncontrolling interests	256	—	—
Comprehensive income attributable to Partnership	$(6,572)	$(11,339)	$(8,634)
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Consolidated Statements of Changes in Partners’ Capital and
Noncontrolling Interest
(In thousands)

	Limited Partner Common Units	Limited Partner Subordinated Units	Limited Partner Interest	General Partner Units	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Capital	Non- controlling Interest
Balances at December 31, 2009	4,756	—	$91,148	97	$2,010	46	$93,204	—
Net income (loss)	—	—	(8,471)	—	(173)	—	(8,644)	—
Unitholder contributions	571	—	11,760	12	240	—	12,000	—
Unitholder distributions	—	—	(11,545)	—	(234)	—	(11,779)	—
LTIP vesting	44	—	903	—	(903)	—	—	—
Tax netting repurchase	(8)	—	(171)	—	—	—	(171)	—
Unit based compensation	—	—	—	—	1,184	—	1,184	—
Other comprehensive income	—	—	—	—	—	10	10	—
Balances at December 31, 2010	5,363	—	$83,624	109	$2,124	$56	$85,804	—
Net income (loss)	—	—	(11,465)	—	(233)	—	(11,698)	—
Recapitalization	(4,602)	4,526	—	76	—	—	—	—
Issuance of common units to public, net of offering costs	3,750	—	69,085	—	—	—	69,085	—
Unitholder distributions	—	—	(42,682)	—	(864)	—	(43,546)	—
LTIP vesting	62	—	1,286	—	(1,286)	—	—	—
Tax netting repurchase	(12)	—	(215)	—	—	—	(215)
Unit based compensation	—	—	257	—	1,350	—	1,607	—
Other comprehensive income	—	—	—	—	—	359	359	—
Balances at December 31, 2011	4,561	4,526	$99,890	185	$1,091	$415	$101,396	$—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	7,407
Net income (loss)	—	—	(6,379)	—	(129)	—	(6,508)	256
Contributions by General Partner	—	—	—	—	13	—	13	—
Unitholder distributions	—	—	(15,748)	—	(322)	—	(16,070)	—
Net distributions to noncontrolling owners	—	—	—	—	—	—	—	(225)
LTIP vesting	98	—	1,888	—	(1,888)	—	—	—
Tax netting repurchase	(20)	—	(385)	—	—	—	(385)	—
Unit based compensation	—	—	—	—	1,783	—	1,783	—
Other comprehensive loss	—	—	—	—	—	(64)	(64)	—
Balances at December 31, 2012	4,639	4,526	$79,266	185	$548	$351	$80,165	$7,438
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(6,252)	$(11,698)	$(8,644)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and accretion expense	21,414	20,705	20,013
Amortization of deferred financing costs	716	1,262	807
Unrealized (gain) loss on commodity derivatives	(992)	849	385
Unit based compensation	1,783	1,607	1,185
OPEB plan net periodic (benefit) cost	(88)	(82)	—
(Gain) loss on acquisition of assets	—	(565)	—
(Gain) loss on involuntary conversion of property, plant and equipment	1,021	—	—
(Gain) loss on sale of assets, net	(128)	(399)	—
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed:
Accounts receivable	(740)	(562)	791
Unbilled revenue	2,768	2,449	(3,865)
Risk management assets and liabilities	(156)	(670)	(308)
Other current assets	984	(1,800)	—
Other assets, net	(57)	(54)	(104)
Accounts payable	1,197	(218)	(954)
Accrued gas purchases	(1,711)	(3,991)	3,825
Accrued expenses and other current liabilities	(943)	4,410	268
Other liabilities	(468)	(811)	392
Net cash provided (used) in operating activities	18,348	10,432	13,791
Cash flows from investing activities
Cost of acquisition, net of cash acquired	(51,377)	(35,500)	—
Additions to property, plant and equipment	(11,705)	(6,369)	(10,268)
Proceeds from disposals of property, plant and equipment	128	125	—
Insurance proceeds from involuntary conversion of property, plant and equipment	527	—	—
Net cash provided (used) in investing activities	(62,427)	(41,744)	(10,268)
Cash flows from financing activities
Unit holder contributions	13	—	12,000
Unit holder distributions	(16,070)	(43,546)	(11,779)
Net distributions to noncontrolling interest owners	(225)	—	—
Proceeds upon issuance of common units to public, net of offering costs	—	69,085	—
LTIP tax netting unit repurchase	(385)	(215)	—
Payments on other loan	—	(615)	(1,000)
Payments for deferred debt issuance costs	(1,564)	(2,489)	—
Borrowings on other loan	—	—	800
Payments on long-term debt	(59,230)	(120,670)	(31,130)

Borrowings on long-term debt	121,245	130,570	26,500
Net cash provided (used) in financing activities	43,784	32,120	(4,609)
Net increase (decrease) in cash and cash equivalents	(295)	808	(1,086)
Cash and cash equivalents
Beginning of period	871	63	1,149
End of period	$576	$871	$63
Supplemental cash flow information
Interest payments	$3,185	$3,349	$4,523
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$6,968	$75	$—
Receivable for reimbursable construction in progress projects	$141	$872	$6,058
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation
Nature of business
American Midstream Partners, LP (the “Partnership”) was formed on August 20, 2009 (“date of inception”) as a Delaware limited partnership for the purpose of acquiring and operating certain natural gas pipeline and processing businesses. We provide natural gas gathering, treating, processing, fractionating, marketing and transportation services primarily in the Gulf Coast and Southeast regions of the United States. We hold our assets in a series of wholly owned limited liability companies as well as a limited partnership. Our capital accounts consist of general partner interests and limited partner interests.
Our interstate natural gas pipeline assets transport natural gas through the Federal Energy Regulatory Commission (“FERC”) regulated interstate natural gas pipelines in Louisiana, Mississippi, Alabama and Tennessee. Our interstate pipelines include:

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

ArcLight Transactions
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC, an affiliate of American Infrastructure MLP Fund, entered into agreements (the "ArcLight Transactions") with High Point Infrastructure Partners, LLC, an affiliate of ArcLight Capital Partners, LLC (“High Point”), pursuant to which High Point (i) acquired 90% of our general partner and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 convertible preferred units (the “Series A Preferred Units”) issued by the Partnership.  As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partnership interests.  The midstream assets contributed by High Point consist of approximately 700 miles of natural gas and liquids pipeline assets located in southeast Louisiana and the shallow water and deep shelf Gulf of Mexico. These midstream assets gather natural gas from both onshore and offshore producing regions around southeast Louisiana. The onshore footprint is Plaquemines and St. Bernard's Parish, LA. The offshore footprint consists of the following federal Gulf of Mexico zones: Mississippi Canyon, Viosca Knoll, West Delta, Main Pass, South Pass and Breton Sound. Natural gas is collected at more than 75 receipt points that connect to hundreds of wells targeting various geological zones in water depths up to 1,000 feet, with an emphasis on oil and liquids-rich reservoirs. The High Point midstream assets are comprised of FERC-regulated transmission assets and non-jurisdictional gathering assets, both of which accept natural gas from well production and interconnected pipeline systems. High Point delivers the natural gas to the Toca Gas Processing Plant, operated by Enterprise, where the products are processed and the residue gas sent to an unaffiliated interstate system owned by Kinder Morgan. See Note 23 "Subsequent Events" for further information.

We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. The Partnership believes that the consummation of the ArcLight Transactions will allow it to maintain compliance with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment to our June 2012 amended credit agreement ("Fourth Amendment") for a period of at least the next twelve months from the date of the Annual Report on Form 10-K. However, no assurances can be given that the ArcLight Transactions will achieve the necessary ratios or that the contributed business can yield the necessary cash flows. If the foregoing does not occur and we are not able to generate sufficient cash flows from operations to maintain compliance with the financial covenants in the Fourth Amendment and we are not able enter into an agreement to refinance or obtain covenant default waivers the debt could become due and payable upon acceleration by the lenders in our banking group and other agreements with cross-default provisions could become due. In addition, failure to comply with any of the covenants under our Fourth Amendment could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders. See Note 22 "Liquidity" for further information.
Basis of presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2012 and 2011, and results of operations, comprehensive income, changes in partners' capital and noncontrolling interest, and cash flows for the years ended December 31, 2012, 2011 and 2010.
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include accounts of American Midstream

Partners, LP and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements. We have made reclassifications to amounts reported in prior period consolidated financial statements to conform with current year presentation. These reclassifications did not have an impact on net income for the period previously reported.
The results of operations for acquisitions accounted for as business combinations have been included in the consolidated financial statements since their respective acquisition dates (see Note 2).
Consolidation policy
Our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. We hold an undivided interest in the Burns Point gas processing facility in which we are responsible for our proportionate share of the costs and expenses of the facility. Our consolidated financial statements reflect our proportionate share of the revenues, expenses, assets and liabilities of this undivided interest. In July 2012, the Partnership acquired a 87.4% undivided interest in the Chatom Processing and Fractionation facility (the "Chatom system"). Our consolidated financial statements reflect the accounts of the Chatom system since acquisition, and the interests in the Chatom system held by non-affiliated working interest owners are reflected as noncontrolling interests in the Partnership's consolidated financial statements.
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
Accounting for regulated operations
Certain of our natural gas pipelines are subject to regulations by FERC. FERC exercises statutory authority over matters such as construction, transportation rates we charge and our underlying accounting practices and ratemaking agreements with customers. Accordingly, we record costs that are allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by a non-regulated entity. Also, we record assets and liabilities that result from the regulated ratemaking process that would be recorded under GAAP for our regulated entities. As of December 31, 2012 and 2011, we had no such material regulatory assets or liabilities.

Revenue recognition and the estimation of revenues and cost of purchases
We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. We record revenue and cost of product sold on a gross basis for those transactions where we act as the principal and take title to natural gas, natural gas liquids ("NGLs") or condensates that are purchased for resale. When our customers pay us a fee for providing a service such as gathering, treating or transportation, we record those fees separately in revenues. We have the following arrangements:

Fee-based
Under these arrangements, we generally are paid a fixed fee for gathering and transporting natural gas. Fee-based revenues, which are included in sales of natural gas, NGLs and condensate, are recorded when services have been provided, and collectability of the revenue is reasonably assured.
Percent-of-proceeds, or POP
Under these arrangements, we generally gather raw natural gas from producers at the wellhead or other supply points, transport it through our gathering system, process it and sell the residue natural gas and NGLs at market prices. Where we provide processing services at the processing plants that we own, or obtain processing service for our own account under our own elective processing arrangements we typically retain and sell a percentage of the residue natural gas and resulting NGLs. We recognize percent-of-proceeds contract revenue, which is included in sales of natural gas, NGLs and condensate, when the natural gas, NGLs or condensate is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.
Fixed-margin
Under these arrangements, we purchase natural gas from producers or suppliers at receipt points on our systems at an index price less a fixed transportation fee and simultaneously sell an identical volume of natural gas at delivery points on our systems at the same, undiscounted index price. We recognize revenue from fixed-margin contracts, which is included in sales of natural gas, NGLs and condensate, when the natural gas is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred and collectability of the revenue is reasonably assured.
Firm transportation
Under arrangements to provide firm transportation service, we are obligated to transport natural gas nominated by the shipper up to the maximum daily quantity specified in the contract. In exchange for that obligation on our part, the shipper pays a specified reservation charge, whether or not they utilize the capacity. In most cases, the shipper also pays a variable use charge with respect to quantities actually transported by us. Firm transportation revenue is recorded when products are delivered, services have been provided and collectability of the revenue is reasonably assured.

Interruptible transportation
Under arrangements to provide interruptible transportation service, we are only obligated to transport natural gas nominated by the shipper to the extent we have available capacity. For this service the shipper pays no reservation charge but pays a variable use charge for quantities actually shipped. Interruptible transportation revenue is recorded when products are delivered, services have been provided and collectability of revenue is reasonably assured.
Interest in the Burns Point Plant
We account for our interest in the Burns Point Plant using the proportionate consolidation method. Under this method, we include in our consolidated statement of operations our value of plant revenues taken in-kind and plant expenses reimbursed to the operator.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short term to maturity of these investments.
Allowance for doubtful accounts
We establish provisions for losses on accounts receivable when we determine that we will not collect all or part of an outstanding balance. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of December 31, 2012 and 2011, the Partnership recorded no allowances for losses on accounts receivable.
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
The Partnership calculated the fair value of net assets acquired from Quantum Resources Management, LLC in July 2012 with the assistance of an independent third party valuation firm. These valuations were performed primarily using a discounted cash flow model that included certain market assumptions related to future throughput discount rates. We created the projections and reviewed the calculations, assumptions and valuation methodology used to determine the fair value of the assets acquired. We determined the final fair values to assign to the assets and liabilities in determining the purchase price allocation and had sole responsibility for those items in the financial statements.
Impairment of long lived Assets
We evaluate the recoverability of our property, plant and equipment when events or circumstances such as economic obsolescence, business climate, legal and other factors indicate we may not recover the carrying amount of the assets. We continually monitor our business, the market, and business environment to identify indicators that could suggest an asset may not be recoverable. We evaluate the asset for recoverability by estimating the undiscounted future cash flows expected to be derived from operating the asset as a going concern. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, contract renewals, and other factors. We recognize an impairment loss when the carrying amount of the asset exceeds its fair value as determined by quoted market prices in active markets or present value techniques. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding future cash flows and weighted average cost of capital. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of the recoverability of our property, plant and equipment and the recognition of an impairment loss in our consolidated statements of income. No impairment losses were recognized during the years ended December 31, 2012, 2011 and 2010.
Income taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our unitholders through the allocation of taxable income. Our tax expense results from the enactment of state income tax laws by the State of Texas that apply to entities organized as partnerships and is included in selling, general and administrative expenses in the consolidated statements of operations. The Texas margin tax is computed on our modified gross margin and was not significant for each of the years ended December 31, 2012, 2011 and 2010.
Net income for financial statement purposes may differ significantly from taxable income allocable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirement under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes in us is not available.
Commitments, contingencies and environmental liabilities
We expense or capitalize, as appropriate, expenditures for ongoing compliance with environmental regulations that relate to past or current operations. We expense amounts we incur from the remediation of existing environmental contamination caused by past operations that do not benefit future period by preventing or eliminating future contamination. We record liabilities for environmental matters when assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of environmental liabilities are based on currently available facts, existing technology and presently enacted laws and regulation taking into consideration the likely effects of inflation and other factors. These amounts also take into account our prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by government organizations. Our estimates are subject to revision in future periods based on actual cost or new information. We evaluate recoveries from insurance coverage separately from the liability and, when recovery is probable, we record an asset separately from the associated liability in our consolidated financial statements.
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
Our formal hedging program provides a control structure and governance for our hedging activities specific to identified risks and time periods, which are subject to the approval and monitoring by the board of directors of our general partner. We employ derivative financial instruments in connection with an underlying asset, liability or anticipated transaction, and we do not use derivative financial instruments for speculative or trading purposes.
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
Comprehensive income (loss)
The Partnership’s other comprehensive income (loss) is comprised of adjustments to other post-retirement plan assets and liabilities. See Note 16, "Post-Employment Benefits".

Unit-based employee compensation
We award unit-based compensation to management, non-management employees and directors in the form of phantom units, which are deemed to be equity awards. Compensation expense on phantom units is measured by the fair value of the award at the date of grant as determined by management. Compensation expense is recognized in equity compensation expense over the requisite service period of each award. See Note 15, "Long-Term Incentive Plan".
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
We use various assumptions and methods in estimating the fair values of our financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short-term maturity of these instruments. The carrying amount of our various credit facilities approximate fair value, because the interest rates on these facilities are variable.
We employ a hierarchy which prioritizes the inputs we use to measure recurring fair value into three distinct categories based upon whether such inputs are observable in active markets or unobservable. We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest level to unobservable inputs as outlined below:

•	Level 1 – Inputs represent unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and

•	Level 3 – Inputs are unobservable and considered significant to fair value measurement.
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
Noncontrolling interest

Noncontrolling interest represents the noncontrolling interest holders' proportionate share of the equity of the Chatom system.  Noncontrolling interest is adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses.  Management reports noncontrolling interest in the Chatom system in the financial statements pursuant to paragraph ASC No. 810-10-65-1.  The 12.6% noncontrolling interest is held by non-affiliated working interest owners.
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
2. Acquisitions
Chatom Gathering, Processing and Fractionation Plant
Effective July 1, 2012, we acquired an 87.4% undivided interest in the Chatom system from affiliates of Quantum Resources Management, LLC. The acquisition fair value consideration of $51.4 million includes a credit associated with the cash flow the Chatom system generated between January 1, 2012, and the effective date of July 1, 2012.  The consideration paid by the Partnership consisted of cash, which was funded under borrowings under our revolving credit facility.
The Chatom system is located in Washington County, Alabama, approximately 15 miles from our Bazor Ridge processing plant in Wayne County, Mississippi, and consists of a 25 MMcf/d refrigeration processing plant, a 1,900 Bbl/d fractionation unit, a 160 long-ton per day sulfur recovery unit, and a 29 mile gas gathering system. We believe the fractionating services provide flexibility to the Partnership's product and service offerings.

The following table presents the fair value of consideration transferred to acquire the Chatom system and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the 12.6% noncontrolling interest in the Chatom system at the acquisition date:

(in thousands)
Cash consideration:	$51,377
Recognized amounts of identifiable assets acquired and liabilities assumed:
Unbilled revenue	$4,535
Property, plant and equipment	58,279
Asset retirement cost	452
Accounts payable	(399)
Accrued gas purchases	(3,631)
Asset retirement obligations	(452)
Noncontrolling interest	(7,407)
Total identifiable net assets:	$51,377

The fair value of the property, plant and equipment and noncontrolling interests were estimated by applying a combination of the market and income approaches. This fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates are based on i) an assumed cost of capital of 9.25%, ii) an assumed terminal value based on the present value of estimated EBITDA, iii) an inflationary cost increase of 2.5%, iv) forward market prices as of July 2012 for natural gas and crude oil, iv) a Federal tax rate of 35% and a state tax rate of 6.5%, and v) an increase in processed and fractionated volumes in 2013, declining thereafter. Working capital was estimated using net realizable value. Accrued revenue was deemed to be fully collectible at July 1, 2012.

Subsequent to the acquisition, our 87.4% undivided interest in the Chatom system contributed $25.2 million of revenue and $2.0 million of net income attributable to the Partnership, which are included in the consolidated statement of operations for the year ended December 31, 2012, respectively.

The following table presents unaudited pro forma consolidated information of the Partnership, adjusted for the acquisition of the Chatom system, as if the acquisition had occurred on January 1, 2011:

	Year Ended
	December 31,
	2012	2011
	(unaudited, in thousands)
Revenue	$246,342	$296,387
Net income (loss)	$(4,319)	$(10,411)
Limited partners’ net income (loss) per unit	$(0.49)	$(1.53)

These amounts have been calculated after applying the Partnership's accounting policies and adjusting the results to reflect i) additional depreciation and amortization that would have been charged assuming fair value adjustments to property, plant and equipment, and ii) recording pro forma interest expense on debt that would have been incurred to acquire the Chatom system as of January 1, 2012 and 2011, respectively. The unaudited pro forma adjustments are based on available information and certain assumptions we believe are reasonable.

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
We reviewed the governance structure of the Plant and applied the concepts discussed in ASC-810-10-45, Other Presentation Matters. We determined that while the facility is an unincorporated joint venture, the asset group is jointly controlled with the Operator.
We reviewed the requirements for the application of the equity method of accounting, given the joint control attribute of the Plant, and because complete Plant financial statements are not, nor expected to be, available from the Operator, we have elected to account for our Interest using the proportionate consolidation method. Our interest in the Plant is recorded in property, plant and equipment, net on the consolidated balance sheet and will be depreciated over 40 years. Under this method, we include in our consolidated statement of operations the value of our Plant revenues taken in-kind and the Plant expenses reimbursed to the Operator.
The following table presents the fair value of consideration transferred to acquire our Interest in the Plant and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(in thousands)
Cash consideration:	$35,500
Recognized amounts of identifiable assets acquired and liabilities assumed:
Property, plant and equipment	$36,065
Liabilities assumed	—
Total identifiable net assets:	$36,065
Bargain purchase (gain)	(565)
$35,500

 Fair value of the assets calculated under the market participant approach was in excess of cash consideration paid resulting in a $0.6 million bargain purchase gain.

The following table presents unaudited pro forma consolidated information of the Partnership, adjusted for the acquisition of the Interest in the Plant, as if the acquisition had occurred on January 1, 2010:

	Year Ended
	December 31,
	2011	2010
	(unaudited, in thousands)
Revenue	$249,908	$216,585
Net income (loss)	$(11,741)	$(8,844)
Limited partners’ net income (loss) per unit	$(1.65)	$(1.70)

These amounts have been calculated after applying the Partnership's accounting policies and adjusting the results to reflect i)additional depreciation and amortization that would have been charged assuming fair value adjustments to property, plant and equipment, ii) recording pro forma interest expense on debt that would have been incurred to acquire our interest in the Plant, and iii) elimination of the bargain purchase gain as of January 1, 2011 and 2010, respectively. The unaudited pro forma adjustments are based on available information and certain assumptions we believe are reasonable.
The unaudited pro forma consolidated financial information is for informational purposes only and is not intended to represent or be indicative of the consolidated results of operations or financial position that we would have reported had these acquisitions been completed on the date indicated and should not be taken as representative of its future consolidated results of operations or financial position. Further, the unaudited pro forma consolidated statement of operations is not indicative of the operations going forward because it necessarily excludes various operating expenses.
3. Concentration of Credit Risk and Trade Accounts Receivable
Our primary market areas are located in the United States along the Gulf Coast and in the Southeast. We have as concentration of trade receivable balances due from companies engaged in the production, trading, distribution and marketing of natural gas and NGL products. These concentrations of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable; however, for the years ended December 31, 2012, 2011 and 2010, no allowances on or write-offs of accounts receivable were recorded.
The following table summarizes the percentage of revenue earned from those customers that exceed 10% or greater of the Partnership's consolidated revenue in the consolidated statement of operations for the each of the periods presented below:

	For the year ended December 31,
	2012	2011	2010
Customer A	30%	41%	25%
Customer B	14%	18%	30%
Customer C	13%	15%	11%
Other	43%	26%	34%
Total	100%	100%	100%

4. Other Current Assets

	December 31,
	2012	2011
	(in thousands)
Other receivables	$452	$663
Construction, operating and maintenance agreement (“COMA”)	—	623
Prepaid insurance—current portion	458	567
Other prepaid amounts	451	508
Gas imbalances receivable	932	852
NGL inventory	931	96
Other current assets	2	14
	$3,226	$3,323
For the years ended December 31, 2012 and 2011, we recorded no lower-of-cost-or-market write-downs on our NGL inventory.

5. Derivatives
Commodity derivatives
To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management’s view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our general partner. Currently, the commodity derivatives are in the form of swaps, puts and collars. As of December 31, 2012, the aggregate notional volume of our commodity derivatives was 15.1 million gallons.
We enter into commodity contracts with multiple counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of December 31, 2012, we have not posted collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.
In June 2011, the Board of Directors of our general partner determined that we would gain operational and strategic flexibility from canceling our then-existing NGL swap contracts and entering into new NGL swap contracts with an existing counterparty that extended through the end of 2012. During 2012, we entered into additional commodity contracts with existing counterparties to hedge our 2012 and 2013 exposure to commodity prices.
Interest rate derivatives
The Partnership may utilize interest rate caps to protect against changes in interest rates on its floating rate debt. In order to mitigate the risk of changes in cash flows attributable to changes in market interest rates, the Partnership entered into interest rate caps that mitigate the risk of increases in interest rates. For the year ended December 31, 2011, we had interest rate caps with a notional amount of up to $25.0 million that effectively fix the base rate on that portion of our debt, with a fixed maximum rate of 4%, which expired during the fourth quarter of 2011. As of December 31, 2012 and 2011, we held no interest rate derivatives.
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
As of December 31, 2012 and 2011, the fair value associated with our commodity derivative instruments were recorded in our consolidated balance sheets, under the captions as follows:

(in thousands)	Gross Derivative Assets		Gross Derivative Liabilities
Balance Sheet Classification	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Risk management assets	$1,889	$—	$(920)	$—
Risk management assets - long term	—	—	—	—
Total	$1,889	$—	$(920)	$—

Risk management liabilities	$—	$456	$—	$(635)
Risk management liabilities - long term	—	—	—	—
Total	$—	$456	$—	$(635)
For the years ended December 31, 2012, 2011 and 2010, the realized and unrealized gains (losses) associated with our commodity and interest rate derivative instruments were recorded in our consolidated statements of operations, under the captions as follows:

(in thousands)	Gain (loss) on derivatives
Statement of Operations Classification	Realized	Unrealized
2012
Revenue	$2,408	$—
Unrealized gain (loss) on commodity derivatives	—	992
Total	$2,408	$992
2011
Revenue	$(1,911)	$—
Realized gain (loss) on early termination of commodity derivatives	(2,998)	—
Unrealized gain (loss) on commodity derivatives	—	(541)
Total	$(4,909)	$(541)
2010
Revenue	$—	$—
Unrealized gain (loss) on commodity derivatives	—	(308)
Interest expense	—	(77)
Total	$—	$(385)

6. Fair Value Measurement
The authoritative guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers include:

•	Level 1 – Inputs represent unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets that are either directly or indirectly observable; and

•	Level 3 – Inputs are unobservable and considered significant to fair value measurement.
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
The fair value of all derivatives instruments is estimated using a market valuation methodology based upon forward commodity price curves, volatility curves as well as other relevant economic measures, if necessary. Discount factors may be utilized to extrapolate a forecast of future cash flows associated with long dated transactions or illiquid market points. The inputs are obtained from independent pricing services, and we have made no adjustments to the obtained prices.
We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period for which the transfer has occurred. We recognized transfers out of Level 3 into Level 2 as a result of changes in tenure and market points of certain contracts in the amount of $1.0 million for the year ended December 31, 2012. There were no such transfers for years ended December 31, 2011.
Fair Value of Financial Instruments
The following table sets forth by level within the fair value hierarchy, our net derivative assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
		(in thousands)
Commodity derivative asset (liability), net
December 31, 2012	$969	$—	$969	$—	$969
December 31, 2011	$(179)	$—	$—	$(179)	$(179)
Changes in Level 3 Fair Value Measurements
The table below includes a roll forward of the balance sheet amounts (including the change in fair value) for financial instruments classified within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Contracts classified as Level 3 are valued using internally developed price inputs and curves constructed as a result of the long dated nature of the transactions or the illiquidity of the market points. Contracts classified as Level 2 are valued using inputs and curves that are supported and available from public markets to the extent that the markets or the relevant settlement periods are liquid:

	Year Ended
	December 31,
	2012	2011
	(in thousands)
Fair value asset (liability), beginning of period	$(179)	$—
Realized gain (loss) on early termination of commodity derivatives	—	(2,998)
Realized gain (loss) on expiration of commodity put contract	—	(308)
Unrealized gain (loss) on commodity derivatives	992	(541)
Purchases	156	670
Settlements	—	2,998
Transfers out of Level 3 (a)	(969)	—
Fair value asset (liability), end of period	$—	$(179)
(a)Amounts transferred out are reflected at fair value as of the end of the period

Also included in revenue were $2.4 million, $(1.6) million, and zero in realized gains (losses) for the years ended December 31, 2012, 2011, and 2010, respectively, representing our commodity derivative settlements.
7. Property, Plant and Equipment, Net
Property, plant and equipment, net, as of December 31, 2012 and 2011 were as follows:

		December 31,
	Useful Life	2012	2011
		(in thousands)
Land		$2,254	$41
Construction in progress		5,053	3,380
Buildings and improvements	4 to 40	1,432	1,490
Processing and treating plants	8 to 40	98,106	49,396
Pipelines	5 to 40	163,447	146,788
Compressors	4 to 20	8,957	7,437
Equipment	8 to 20	4,785	1,198
Computer software	5	1,950	1,500
Total property, plant and equipment		285,984	211,230
Accumulated depreciation		(62,165)	(40,999)
Property, plant and equipment, net		$223,819	$170,231
Of the gross property, plant and equipment balances at December 31, 2012 and 2011, $26.1 million and $24.0 million, respectively, were related to AlaTenn and Midla, our FERC-regulated interstate assets.
Insurance proceeds

We pay premiums to our insurance carrier which provides us with property damage, business interruption and other insurance coverage, the scope and amounts of which we believe are customary and prudent for the nature and extent of our operations. While we believe we maintain adequate insurance coverage on our behalf, insurance may not fully cover every type of damage, interruption or other loss that might occur. If we were to incur a significant loss for which we were not fully insured, it could have a material impact on our financial position, results of operations and cash flows. In addition, there may be timing differences between amounts we accrue related to property damage expense, amounts we are required to pay in connection with a loss and amounts we subsequently receive from insurance carriers as reimbursements. Any event that materially interrupts the revenues generated by our consolidated operations, or other losses that require us to make material expenditures not reimbursed by insurance, could reduce our ability to pay distributions to our unitholders and, accordingly, adversely affect the market price of our common units.

Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to hurricanes). Some of these events are insurable, thus resulting in a property damage insurance recovery. Amounts we receive from insurance carriers are net of any deductibles related to the covered event. During the year ended December 31, 2012, we collected $0.5 million of nonrefundable cash proceeds from our insurance carrier that we recognized as an offset to property, plant and equipment write-downs of $1.5 million due to property damage under the caption Gain (loss) on involuntary conversion of property, plant and equipment. These proceeds relate to property damage claims we made in connection with the named windstorm Hurricane Isaac in September of 2012. To the extent that additional non-refundable insurance proceeds related to this incident are received, we expect to record gains equal to such proceeds.
8. Asset Retirement Obligation
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
During the years ended December 31, 2012 and 2011, we recognized $0.5 million and $0.9 million, respectively, of ARO which is included in other liabilities for specific assets that we intend to retire for operational purposes.
We recorded accretion expense, which is included in depreciation expense, in our consolidated statements of operations of less than $0.1 million, $1.4 million, and $1.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

No assets were legally restricted for purposes of settling our ARO liabilities during the years ended December 31, 2012 and 2011.

The following is a reconciliation of the beginning and ending aggregate carrying amount of our ARO liabilities for years ended December 31, 2012 and 2011, respectively:

	Year Ended
	December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$8,093	$7,249
Additions	452	872
Reductions	—	(920)
Expenditures	(258)	(501)
Accretion expense	32	1,393
Balance at end of period	$8,319	$8,093

In August 2011, we sold an abandoned portion of pipe for which we had recorded an ARO. As a result of this sale, we are no longer responsible for the costs of abandonment on this pipe and have reduced our ARO during 2011 by $0.5 million. In December 2011, we completed the abandonment of the West Cameron Pipeline at a cost of $0.5 million. Upon the completion of this project we reduced our ARO by $0.4 million.
9. Other Assets, Net
Other assets, net, were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred financing costs	$3,394	$2,545
Other post retirement benefit plan assets, net	1,080	966
Prepaid amounts—long term	97	139
Security deposits	65	57
Other	—	—
	$4,636	$3,707
Deferred financing costs
During the years ended December 31, 2012 and 2011, deferred financing costs related to the term-loan portion of our credit facility were amortized using the effective interest rate over the term of the term credit facility, which was retired on August 1, 2011. See Note 12 for more information about our credit facility. Deferred financing costs related to the revolver portion of our credit facility are amortized on a straight-line basis over the term of the credit facility. During the years ended December 31, 2012 and 2011, we recorded deferred financing costs of $0.7 million and $1.3 million, respectively.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred revenue—short term	$288	$2,314
Accrued salaries	944	1,542
Accrued expenses	6,519	953
Construction operating and maintenance agreement deposits	30	710
Gas imbalances payable	971	1,200
Contract obligations—short term	—	240
Accrued interest payable	724	123
Other	143	4
	$9,619	$7,086
11. Other Liabilities
Other liabilities were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred revenue—long term	$245	$351
Asset retirement obligations	8,319	8,093
Contract obligations—long term	—	88
Other deferred expenses	64	80
	$8,628	$8,612
12. Long-Term Debt
On August 1, 2011, we executed a $100 million revolving credit facility, with a $50 million accordion feature which, if exercised, would increase the total commitment under the facility to $150 million.
On June 27, 2012, we amended our credit facility to increase the commitments from an aggregate principal amount of $100 million to an aggregate principal amount of $200 million, evidenced by a credit agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Comerica Bank and Citicorp North America, Inc., as Co-Syndication Agents; BBVA Compass, as Documentation Agent; and the other financial institutions party thereto. The credit facility also provides for a $50 million dollar accordion feature. If the accordion feature were to be fully exercised, the total commitment under the existing facility would be $250 million.
The amended credit facility provides for a maximum borrowing equal to the lesser of (i) $200 million or (ii) 4.50 times adjusted consolidated EBITDA. Prior to the Third Amendment described below, we could elect to have loans under the new credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.25% to 3.50% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.25% to 2.50% depending on the total leverage ratio then in effect. We also paid a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan. For the years ended December 31, 2012, 2011 and 2010, the weighted average interest rate on borrowings under our credit facilities was approximately 4.09%, 6.71%, and 7.48%, respectively.
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
The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are (i) a total leverage ratio test (not to exceed 4.50 times) and a minimum interest coverage ratio test (which, prior to the Third Amendment count not less than 2.50).
As of December 31, 2012, the total leverage ratio test, one of the primary financial covenants that we are required to maintain under our credit facility, was not to exceed 4.50 times. At December 31, 2012, our total indebtedness was approximately $130.9 million, which caused our total leverage to EBITDA ratio to be approximately 5.70-to-1. As a result, on December 26, 2012, the Partnership entered into the Third Amendment and Waiver to Credit Agreement, dated as of December 26, 2012 (the “Third Amendment”). The Third Amendment provided for a waiver of the Partnership's compliance with the Consolidated Total Leverage Ratio with respect to the quarter ending December 31, 2012 and for one month thereafter. The Third Amendment also requires the Partnership to provide certain financial and operating information of the Partnership on a monthly basis for 2013 and for any month after 2013 in which the Consolidated Total Leverage Ratio of the Partnership is in excess of 4.00 to 1.00. The remaining material terms and conditions of the senior secured revolving credit facility, including pricing, maturity and covenants, remained unchanged by the Third Amendment.
See Note 22 "Liquidity" for further updates to our liquidity and Long-term debt.
Our outstanding borrowings under the credit facility at December 31, 2012 and 2011, respectively, were:

	December 31,
	2012	2011
	(in thousands)
Revolving loan facility	$128,285	$66,270
At December 31, 2012 and 2011, respectively, letters of credit outstanding under the credit facility were $2.6 million and $0.6 million, respectively.
In connection with our credit facility and amendments thereto, we have incurred $4.3 million in cumulative debt issuance costs through December 31, 2012 which are being amortized on a straight-line basis over the term of the credit facility.
13. Partners’ Capital
Our capital accounts are comprised of a 2.0% general partner interest and 98.0% limited partner interests. Our limited partners have limited rights of ownership as provided in our partnership agreement and, as discussed below, the right to participate in our distributions. Our general partner manages our operations and participates in our distributions, including certain incentive distributions that may be made pursuant to the incentive distribution rights that are nonvoting limited partner interests held by our general partner.
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
ArcLight Transactions
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC, entered in the ArcLight Transactions with High Point, pursuant to which High Point (i) acquired 90% of our general partner and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 Series A Preferred Units issued by the Partnership.  As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partnership interests.  See Note 23 "Subsequent Events" for further information.
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
Distributions
We made distributions of $16.1 million, $9.8 million and $11.8 million for years ended December 31, 2012, 2011 and 2010, respectively. We have neither adopted a policy nor were we required to make minimum distributions during the periods presented in these financial statements.
In addition to the distributions described above, in August 2011 we made a special distribution of $33.7 million to AIM Midstream Holdings, participants in our LTIP holding common units and our general partner as described in the December 31, 2011 Annual Report.
The number of units outstanding was as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Limited partner common units	4,639	4,561	5,363
Limited partner subordinated units	4,526	4,526	—
General partner units	185	185	109

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
We determined basic and diluted net income (loss) per general partner unit and limited partner unit as follows, in thousands except per unit amounts:

	Year Ended December 31,
	2012	2011	2010
Net (loss) attributable to general partner and limited partners	$(6,508)	$(11,698)	$(8,644)
Weighted average general partner and limited partner units outstanding(a)(b)	9,298	7,137	5,199
General partner and limited partner (loss) per unit (basic and diluted)	$(0.70)	$(1.64)	$(1.66)
Net (loss) attributable to limited partners	$(6,379)	$(11,465)	$(8,471)
Weighted average limited partner units outstanding(a)(b)	9,113	6,997	5,099
Limited partners’ net (loss) per unit (basic and diluted)	$(0.70)	$(1.64)	$(1.66)
Net (loss) attributable to general partner	$(129)	$(233)	$(173)
Weighted average general partner units outstanding	185	140	99
General partner net (loss) per unit (basic and diluted)	$(0.70)	$(1.66)	$(1.75)

(a)
Includes unvested phantom units with DERs, which are considered participating securities, of 205,864 as of December 31, 2010. The DER’s were eliminated on June 9, 2011. There were no such unvested phantom units with DERs at December 31, 2012 and 2011.

(b)	Gives effect to the reverse unit split as described in Note 13 “Partners’ Capital”.

15. Long-Term Incentive Plan
Our general partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the board of directors of our general partner adopted an LTIP for its employees, consultants and directors who perform services for it or its affiliates. On May 25, 2010, the board of directors of our general partner adopted an amended and restated LTIP. On July 11, 2012, the board of directors of our general partner adopted a second amended and restated long-term incentive plan that effectively increased available awards by 871,750 units. At December 31, 2012, 2011 and 2010, there were 920,193, 54,827 and 62,246 units, respectively, available for future grant under the LTIP giving retroactive treatment to the reverse unit split described in Note 13 “Partners’ Capital”.
Ownership in the awards is subject to forfeiture until the vesting date. The LTIP is administered by the board of directors of our general partner. The board of directors of our general partner, at its discretion, may elect to settle such vested phantom units with a number of units equivalent to the fair market value at the date of vesting in lieu of cash. Although our general partner has the option to settle in cash upon the vesting of phantom units, our general partner has not historically settled these awards in cash. Although other types of awards are contemplated under the LTIP, the only currently outstanding awards are phantom units without dividend equivalent rights ("DERs").
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

The following table summarizes our unit-based awards for each of the periods indicated, in units:

	Year Ended
	December 31,
	2012	2011	2010

Outstanding at beginning of period	162,860	205,864	175,236
Granted	38,595	19,414	74,437
Forfeited	(12,517)	—	—
Vested	(98,000)	(62,418)	(43,809)
Outstanding at end of period	90,938	162,860	205,864
Fair value per unit	$14.70 to $21.40	$14.70 to $19.69	$14.70 to $16.15
The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these awards including amortization, modification costs, DER payments and the cost of the DER buy-out for the years ended December 31, 2011 and 2010 was $3.4 million and $1.7 million, respectively, which is classified as equity compensation expense in the consolidated statement of operations and the non-cash portion in partners’ capital on the consolidated balance sheet. There were no remaining DERs as of or for the year ended December 31, 2012.
In June 2011, certain existing LTIP grant agreements were modified to exclude the DER provision in exchange for a cash payment of $1.5 million which has been included in equity compensation expense in the consolidated statement of operations.
The total fair value of vesting units at the time of vesting was $1.9 million, $1.2 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
The total compensation cost related to unvested awards not yet recognized at December 31, 2012, 2011, and 2010 was $1.4 million, $2.7 million, and $3.8 million, respectively, and the weighted average period over which this cost is expected to be recognized as of December 31, 2012 is approximately 1.3 years.

16. Post-Employment Benefits
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

	Year ended December 31,
	2012	2011	2010
		(in thousands)
Change in benefit obligation
Obligation, beginning of period	$466	$869	$734
Service cost	4	3	10
Interest cost	18	22	43
Actuarial (gain) loss	22	(367)	112
Benefits paid	(38)	(61)	(30)
Benefit obligation, end of period	$472	$466	$869
Change in plan assets
Fair value of plan assets, beginning of period	$1,432	$1,319	$1,174
Actual return on plan assets	84	99	61
Employer’s contributions	90	90	113
Benefits paid	(54)	(76)	(29)
Fair value of plan assets, end of period	$1,552	$1,432	$1,319
Funded status
Funded status	$1,080	$966	$450
The amounts of plan assets recognized in our consolidated balance sheets were as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Other assets	$1,080	$966	$450
	$1,080	$966	$450
The amounts included in accumulated other comprehensive income at December 31, 2012, 2011 and 2010 that have not been recognized as components of net periodic benefit expenses are $(0.1) million, $0.4 million and $0.1 million, respectively, which relate to net gains (losses).

Components of Net Periodic Benefit Cost and Other amounts Recognized in Other Comprehensive Income

	December 31,
	2012	2011	2010
	(in thousands)
Net Periodic (Benefit) Cost
Service cost	$4	$3	$10
Interest cost	18	22	43
Expected return on plan assets	(67)	(60)	(53)
Amortization of net (gain) loss	(43)	(47)	—
Net periodic (benefit) cost	$(88)	$(82)	$—
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	64	(359)	(10)
Total recognized in other comprehensive income	64	(359)	(10)
Total recognized in net periodic benefit cost and other comprehensive income	$(24)	$(441)	$(10)
The estimated net gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is less than $0.1 million.

Economic assumptions
The assumptions made in measurement of the projected benefit obligations or assets of the OPEB Plan were as follows:

	December 31,
	2012	2011	2010
Discount rate	3.42%	3.96%	5.50%
Expected return on plan assets	4.50%	4.50%	4.50%
A one percent increase in the assumed medical and dental care trend rate would result in an increase of less than $0.1 million in the accumulated post-employment benefit obligations. A one percent decrease in the assumed medical and dental care trend rate would result in a decrease of less than $0.1 million in the accumulated post-employment benefit obligations.
The above table reflects the expected long-term rates of return on assets of the OPEB Plan on a weighted-average basis. The overall expected rates of return are based on the asset allocation targets with estimates for returns on equity and debt securities based on long term expectations. We believe this rate approximates the return we will achieve over the long-term on the assets of our plans. Historically, we have used a discount rate that corresponds to one or more high quality corporate bond indices as an estimate of our expected long-term rate of return on plan assets for our OPEB Plan assets. For 2012, 2011 and 2010 we selected the discount rate using the Citigroup Pension Discount Curve, or CPDC. The CPDC spot rates represent the equivalent yield on high-quality, zero-coupon bonds for specific maturities. These rates are used to develop a single, equivalent discount rate based on the OPEB Plan’s expected future cash flows.
Expected future benefit payments
The following table presents the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter by the OPEB Plan:

For the year ending	(in thousands)
2013	$41
2014	35
2015	35
2016	32
2017	30
Five years thereafter	135
The expected future benefit payments are based upon the same assumptions used to measure the projected benefit obligations of the OPEB Plan including benefits associated with future employee service.
Future contributions to the Plans
We expect to make contributions of $0.1 million to the OPEB Plan for the year ending December 31, 2013.

Plan assets
The weighted average asset allocation of our OPEB Plan at the measurement date by asset category, which are all classified as Level 1 investments, are as follows:

	December 31,
	2012	2011	2010
Fixed income (a)	72.2%	72.1%	70.7%
Cash and short term assets (b)	27.8%	27.9%	29.3%
Total	100.0%	100.0%	100.0%

(a)	United States government securities, municipal corporate bonds and notes and asset backed securities

(b)	Cash and securities with maturities of one year or less

17. Commitments and Contingencies
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
Commitments and contractual obligations
Future non-cancelable commitments related to certain contractual obligations as of December 31, 2012 are presented below:

	Payments Due by Period
	Total	2013	2014	2015	2016	Thereafter
	(in thousands)
Operating leases and service contracts	$2,576	$661	$450	$428	$179	$858
ARO	8,319	—	—	—	7,860	459
Total	$10,895	$661	$450	$428	$8,039	$1,317
For the periods indicated, total expenses related to operating leases, asset retirement obligations, land site leases and right-of-way agreements were:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Operating leases	$941	$803	$757
ARO	32	1,393	1,191
	$973	$2,196	$1,948
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
In July 2011, we self-reported these issues to the MDEQ and EPA Region IV. In January 2012, we met with EPA Region IV representatives, and have agreed to a settlement with respect to the EPCRA reporting issue. A Consent Agreement and Final Order was executed, which included a civil penalty of $23,010. After discussion with the MDEQ, in February 2012 we submitted an application to amend our Title V Air Permit to account for these SO2 emissions. The MDEQ is currently processing this permit application. In December 2011, EPA Region IV performed an inspection of the plant, and they followed up with an Information Request in May 2012. We have responded to this Information Request and do not anticipate any further action required by the Partnership at this time.
Separation Agreement
For the year ended December 31, 2012, we incurred costs of approximately $0.5 million in relation to a separation agreement with a former officer. As a result of this payment to the former officer pursuant to the separation agreement, we expect to receive insurance proceeds from our insurance carrier of approximately 30% of the amount paid to the former officer.
18. Related-Party Transactions
Employees of our general partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our general partner to American Midstream, LLC which, in turn, charges the appropriate subsidiary. Our general partner does not record any profit or margin for the administrative and operational services charged to us. During the years ended December 31, 2012, 2011, and 2010 administrative and operational services expenses of $12.5 million, $9.6 million and $7.6 million, respectively, were charged to us by our general partner. For the year ended December 31, 2012, our general partner incurred approximately $0.4 million of costs associated with certain business development activities.  If the business development activities result in a project that will be pursued and funded by the Partnership, we will reimburse our general partner for the business development costs related to that project.
Prior to our IPO, we had entered into an advisory services agreement with American Infrastructure MLP Management, L.L.C., American Infrastructure MLP PE Management, L.L.C., and American Infrastructure MLP Associates Management, L.L.C., as the advisors. The agreement provided for the payment of $0.3 million in 2010 and annual fees of $0.3 million plus annual increases in proportion to the increase in budgeted gross revenues thereafter. In exchange, the advisors agreed to provide us services in obtaining equity, debt, lease and acquisition financing, as well as providing other financial, advisory and consulting services. Under this agreement, $0.2 million and $0.3 million had been recorded to selling, general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.
On August 1, 2011 and in connection with our IPO, we terminated the advisory services agreement in exchange for a payment of $2.5 million.
19. Reporting Segments
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

The following tables set forth our segment information for the periods indicated:

	Year ended
	December 31,
	2012			2011
	Gathering and Processing	Transmission	Total	Gathering and Processing	Transmission	Total
	(in thousands)
Revenue	$157,065	$52,529	$209,594	$181,517	$66,765	$248,282
Segment gross margin (a)	37,241	13,313	50,554	32,142	13,737	45,879
Realized gain (loss) on early termination of commodity derivatives (b)	—	—	—	(2,998)	—	(2,998)
Unrealized gain (loss) on commodity derivatives (b)	992	—	992	(541)	—	(541)
Direct operating expenses	13,171	5,031	18,202	7,636	5,220	12,856
Selling, general and administrative expenses			14,309			10,794
Advisory services agreement termination fee			—			2,500
Transaction expenses						282
Equity compensation expense			1,783			3,357
Depreciation and accretion expense			21,414			20,705
Gain (loss) on acquisition of assets			—			565
Gain (loss) on involuntary conversion of property, plant and equipment			(1,021)			—
Gain (loss) on sale of assets, net			128			399
Interest expense			4,570			4,508
Net income (loss)			(6,252)			(11,698)
Less: Net income (loss) attributable to noncontrolling interests			256			—
Net income (loss) attributable to the Partnership			$(6,508)			$(11,698)

	Year ended
	December 31,
	2011			2010
	Gathering and Processing	Transmission	Total	Gathering and Processing	Transmission	Total
	(in thousands)
Revenue	$181,517	$66,765	$248,282	$158,763	$53,485	$212,248
Segment gross margin (a)	32,142	13,737	45,879	24,595	13,524	38,119
Realized gain (loss) on early termination of commodity derivatives (b)	(2,998)	—	(2,998)	—	—	—
Unrealized gain (loss) on commodity derivatives (b)	(541)	—	(541)	(308)	—	(308)
Direct operating expenses	7,636	5,220	12,856	7,721	4,466	12,187
Selling, general and administrative expenses			10,794			7,120
Advisory services agreement termination fee			2,500			—
Transaction expenses			282			303
Equity compensation expense			3,357			1,734
Depreciation and accretion expense			20,705			20,013
Gain (loss) on acquisition of assets			565			—
Gain (loss) on sale of assets, net			399			—
Interest expense			4,508			5,406
Net income (loss)			$(11,698)			$(8,644)

(a)
Segment gross margin for our Gathering and Processing segment consists of revenue less purchases of natural gas, NGLs and condensate and COMA. Segment gross margin for our Transmission segment consists of revenue, less purchases of natural gas and COMA. Gross margin consists of the sum of the segment gross margin amounts for each of these segments. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow from operations as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner. Effective October 1, 2012, we changed our segment gross margin measure to exclude construction, operating and maintenance agreement (“COMA”) income. For the year ended December 31, 2012, $0.7 million and $2.7 million in COMA income was excluded from our Gathering and Processing segment gross margin and our Transmission segment gross margin, respectively.

(b)
Effective January 1, 2011, we changed our segment gross margin measure to exclude unrealized non-cash mark-to-market adjustments related to our commodity derivatives. For the years ended December 31, 2012 and 2011, $1.0 million and $(0.5) million in unrealized gains (losses) on commodity derivatives were excluded from our Gathering and Processing segment gross margin. Effective April 1, 2011, we changed our segment gross margin measure to exclude realized early termination costs on commodity derivatives. For the year ended December 31, 2011, $(3.0) million in realized gains (losses) on the early termination of commodity derivatives were excluded from our Gathering and Processing segment gross margin.

Asset information, including capital expenditures, by segment is not included in reports used by our management to monitor our performance and therefore is not disclosed.
The following table summarizes the percentage of revenue earned from those customers in each segment that exceed 10% or greater of the Partnership's consolidated segment revenue for the each of the periods presented below:

	For the year ended December 31,
	2012	2011	2010
Gathering and Processing:
Customer A	40%	55%	34%
Customer B	12%	16%	30%
Customer C	11%	—%	—%
Customer D	—%	—%	10%
Other	37%	29%	26%
Total	100%	100%	100%
Transmission:
Customer E	22%	22%	31%
Customer F	50%	57%	43%
Customer G	10%	—%	10%
Other	18%	21%	16%
Total	100%	100%	100%

20. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data for 2012 and 2011 are as follows:

	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter	Total (a)
	(in thousands expect per unit amounts)
Year ended December 31, 2012
Total revenues	$47,711	$46,060	$56,324	$60,491	$210,586
Gross margin (b)	12,974	11,694	13,367	12,519	50,554
Operating income (loss)	2,448	3,152	(2,525)	(4,757)	(1,682)
Net income (loss)	$1,691	$2,327	$(4,026)	$(6,244)	$(6,252)
Net income (loss) attributable to noncontrolling interest	—	—	249	7	256
Net income (loss) attributable to the Partnership	$1,691	$2,327	$(4,275)	$(6,251)	$(6,508)
General partner’s interest in net income (loss)	34	46	(85)	(124)	(129)
Limited partners’ interest in net income (loss)	$1,657	$2,281	$(4,190)	$(6,127)	$(6,379)
Limited partners’ net income (loss) per unit	0.18	0.25	(0.46)	(0.67)	(0.70)
Year ended December 31, 2011
Total revenues	$63,765	$65,634	$57,958	$57,386	$244,743
Gross margin	12,312	10,617	9,646	13,304	45,879
Operating income (loss)	(2,246)	(2,901)	(3,375)	1,332	(7,190)
Net income (loss)	$(3,510)	$(4,182)	$(4,167)	$161	$(11,698)
General partner’s interest in net income (loss)	(70)	(84)	(83)	4	(233)
Limited partners’ interest in net income (loss)	$(3,440)	$(4,098)	$(4,084)	$157	$(11,465)
Limited partners’ net income (loss) per unit	(0.62)	(0.74)	(0.53)	0.02	(1.64)

(a)
During the fourth quarter of 2012, we identified revenues in the amount of $0.3 million associated with proceeds received in connection with COMA reimbursable projects that were incorrectly recognized in the first quarter of 2012 that should have been recognized ratably during each of the succeeding quarters of 2012 for approximately $0.1 million per quarter. In addition, we recorded in the first quarter of 2012 and for the year ended December 31, 2012 out-of-period adjustments amounting to $0.1 million for the correction of immaterial errors associated with additional depreciation expense and selling, general and administrative expense.  Based upon our evaluation of relevant factors, we concluded that these errors were not material to any previously issued and current consolidated financial statements.

(b)	For a definition of gross margin and a reconciliation to its mostly directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 19 "Reporting Segments".

21. Subsidiary Guarantors

The Partnership filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities, which was effective in the fourth quarter of 2012. The subsidiaries of the Partnership (the "Subsidiaries") are co-registrants with the Partnership, and the registration statement registers guarantees of debt securities by one or more of the Subsidiaries (other than American Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of such debt securities). The financial position and operations of the co-issuer are minor and therefore have been included with the Parent's financial information. As of June 30, 2012, the Subsidiaries were 100% owned by the Partnership and any guarantees by the Subsidiaries will be full and unconditional. As of December 31, 2012, the Subsidiaries have an investment in the non-guarantor subsidiaries equal to an 87.4% undivided interest in its Chatom system. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations. None of the assets of the Partnership or the Subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended. For purposes of the following condensed consolidating financial information, the Partnership's investments in its Subsidiaries and the guarantor subsidiaries' investment in its 87.4% undivided interest in the Chatom system are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of the financial position, results of operations, or cash flows had the subsidiary guarantors operated as independent entities. Condensed consolidating financial information for the Partnership, its combined guarantor subsidiaries and non-guarantor subsidiary as of December 31, 2012 and for the year ended is as follows:

	Balance Sheet
	December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$1	$575	$—	$—	$576
Accounts receivable	—	1,612	346	—	1,958
Unbilled revenue	—	18,102	3,410	—	21,512
Risk management assets	—	969	—	—	969
Other current assets	—	2,967	259	—	3,226
Total current assets	1	24,225	4,015	—	28,241
Property, plant and equipment, net	—	165,001	58,818	—	223,819
Investment in subsidiaries	80,164	51,613	—	(131,777)	—
Other assets, net	—	4,636	—	—	4,636
Total assets	$80,165	$245,475	$62,833	$(131,777)	$256,696

Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$—	$5,100	$427	$—	$5,527
Accrued gas purchases	—	14,606	2,428	—	17,034
Accrued expenses and other current liabilities	—	9,150	469	—	9,619
Total current liabilities	—	28,856	3,324	—	32,180
Other liabilities	—	8,170	458	—	8,628
Long-term debt	—	128,285	—	—	128,285
Total liabilities	—	165,311	3,782	—	169,093
Partners' capital
Total partners' capital	80,165	80,164	51,613	(131,777)	80,165
Noncontrolling interest	—	—	7,438	—	7,438
Total equity	80,165	80,164	59,051	(131,777)	87,603
Total liabilities and equity	$80,165	$245,475	$62,833	$(131,777)	$256,696

	Statement of Operations
	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Revenue	$—	$185,320	$25,441	$(1,167)	$209,594
Unrealized gains (loss) on commodity derivatives	—	992	—	—	992
Total revenue	—	186,312	25,441	(1,167)	210,586
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	137,144	19,690	(1,167)	155,667
Direct operating expenses	—	15,299	2,903	—	18,202
Selling, general and administrative expenses	—	14,309	—	—	14,309
Equity compensation expense	—	1,783	—	—	1,783
Depreciation and accretion expense	—	20,604	810	—	21,414
Total operating expenses	—	189,139	23,403	(1,167)	211,375
Gain (loss) on involuntary conversion of property, plant and equipment	—	(1,021)	—	—	(1,021)
Gain (loss) on sale of assets, net	—	128	—	—	128
Operating income (loss)	—	(3,720)	2,038	—	(1,682)
Other income (expenses):
Earnings from consolidated affiliates	(6,509)	1,781	—	4,728	—
Interest expense	—	(4,570)	—	—	(4,570)
Net income (loss)	(6,509)	(6,509)	2,038	4,728	(6,252)
Net income (loss) attributable to noncontrolling interests	—	—	256	—	256
Net income (loss) attributable to the Partnership	$(6,509)	$(6,509)	$1,782	$4,728	$(6,508)

	Statement of Cash Flows
	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Net cash provided (used) in operating activities	$—	$16,310	$2,038	$—	$18,348
Cash flows from investing activities
Cost of acquisition, net of cash acquired	—	(51,377)	—	—	(51,377)
Additions to property, plant and equipment	—	(10,870)	(835)	—	(11,705)
Proceeds from disposals of property, plant and equipment	—	128	—	—	128
Proceeds from property damage insurance recoveries	—	527	—	—	527
Net contributions from affiliates	16,057	—	—	(16,057)	—
Net cash provided (used) in investing activities	16,057	(61,592)	(835)	(16,057)	(62,427)
Cash flows from financing activities
Net distributions to affiliates	—	(15,079)	(978)	16,057	—
Unit holder contributions	13	—	—	—	13
Unit holder distributions	(16,070)	—	—	—	(16,070)
Net distributions to noncontrolling interest owners	—	—	(225)	—	(225)
LTIP tax netting unit repurchase	—	(385)	—	—	(385)
Deferred debt issuance costs	—	(1,564)	—	—	(1,564)
Payments on long-term debt	—	(59,230)	—	—	(59,230)
Borrowings on long-term debt	—	121,245	—	—	121,245
Net cash provided (used) in financing activities	(16,057)	44,987	(1,203)	16,057	43,784
Net increase (decrease) in cash and cash equivalents	—	(295)	—	—	(295)
Cash and cash equivalents
Beginning of period	1	870	—	—	871
End of period	$1	$575	$—	$—	$576
Supplemental cash flow information
Interest payments	$—	$3,185	$—	$—	$3,185
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$—	$6,968	$—	$—	$6,968
Increase (decrease) in receivables for reimbursable construction in progress projects	$—	$141	$—	$—	$141

22. Liquidity
We are required to comply with certain financial covenants and ratios in our credit facility. As of December 31, 2012, the total leverage ratio test, one of the primary financial covenants that we are required to maintain under our credit facility, was not to exceed 4.50 times. At December 31, 2012, our total indebtedness was approximately $130.9 million, which caused our total leverage to EBITDA ratio to be approximately 5.70-to-1. As a result, on December 26, 2012, the Partnership entered into the Third Amendment and Waiver to Credit Agreement, dated as of December 26, 2012 (the “Third Amendment”). The Third Amendment provided for a waiver of the Partnership's compliance with the Consolidated Total Leverage Ratio with respect to the quarter ending December 31, 2012 and for one month thereafter. The Third Amendment also requires the Partnership to provide certain financial and operating information of the Partnership on a monthly basis for 2013 and for any month after 2013 in which the Consolidated Total Leverage Ratio of the Partnership is in excess of 4.00 to 1.00. The remaining material terms and conditions of the senior secured revolving credit facility, including pricing, maturity and covenants, remained unchanged by the Third Amendment.
On January 24, 2013, the Partnership entered into the second waiver to the credit facility that extended the waiver period with respect to the Consolidated Total Leverage Ratio to March 31, 2013 (and subsequently extended to April 16, 2013). Additional covenants during the waiver period included i) total outstanding borrowings under the credit facility shall not exceed $150,000,000; ii) restrictions on certain acquisitions; iii) an increase to the Eurodollar rate by 0.50%; iv) additional fees of 0.125% of the principal amount on each of February 28, 2013 and March 31, 2013; and v) execution of a compliance certificate.
On April 15, 2013, we repaid approximately $12.5 million in outstanding borrowings under the credit agreement and entered into the Fourth Amendment in connection with the ArcLight Transaction (see Note 23 - Subsequent Events for further information). As a result, we had approximately $130 million of outstanding borrowings as of April 15, 2013 and approximately $45 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described below. Until June 30, 2013, we will not be required to meet a Consolidated Leverage Ratio under our June 2012 amended credit facility. We expect that we will have availability under our June 2012 amended credit facility and be able to meet the Fourth Amendment's Consolidated Leverage Ratio once it is reinstated on June 30, 2013, but there can be no assurance that will be the case or what that availability might be. Under the terms of the Fourth Amendment:

•	Permits the consummation of the ArcLight Transactions and the PIK Distribution according to the terms of the Amended Partnership Agreement;

•
On October 1, 2013, the aggregate commitments of the lenders under the credit agreement will be reduced to $175 million unless before such date AIM Midstream Holdings makes an equity contribution to the Partnership of $12.5 million that is used to repay borrowings under the credit facility by October 1, 2013;

•
The total outstanding borrowings under the credit agreement are limited to $175 million until such equity contribution by AIM Midstream Holdings and debt repayment has occurred, at which time the maximum permitted borrowings under the credit agreement will be raised to $200 million;

•	The margins relating to our (i) Eurodollar-based loans range from 2.50% to 4.75% depending on the Consolidated Total Leverage ratio then in effect, and (ii) base rate loans range from 1.5% to 3.75%;

•	The definition of Consolidated Total Indebtedness will not include the Series A Preferred Units or certain unsecured surety bonds relating to the High Point Assets;

•	The definition of Consolidated EBITDA (the consolidated EBITDA for the quarters ending June 30 and September 30, 2013 will be annualized for purposes of the Consolidated Total Leverage Ratio) will:

◦	include, on a pro forma basis, the consolidated EBITDA of the High Point Subsidiaries as if they were owned by the Partnership beginning on January 1, 2013;

◦	exclude any insurance proceeds attributable to any event occurring prior to January 1, 2013; and

◦	exclude any one-time, non-recurring transaction expenses of the Partnership incurred in connection with the ArcLight Transactions or the Fourth Amendment.

•
Starting with the quarter ending March 31, 2013 and ending with the quarter ending December 31, 2013, unless the Partnership has permanently canceled at least 20% of the number of subordinated units outstanding on April 15, 2013, the Partnership must reduce any quarterly cash distribution on either its subordinated units or Series A Preferred Units (at the Partnership's election) by an aggregate of $0.4 million per quarter, and such reduction may not be replaced by in-kind distributions of Partnership securities;

•	The maximum Consolidated Total Leverage Ratio permitted as of the end of any fiscal quarter cannot exceed the ratio set forth below:

Fiscal Quarter Ending	Consolidated Total Leverage Ratio
June 30, 2013	5.90:1.00
September 30, 2013	5.90:1.00
December 31, 2013	5.75:1.00
March 31, 2014	5.75:1.00
June 30, 2014	5.75:1.00
September 30, 2014	5.50:1.00
December 31, 2014	5.25:1.00
March 31, 2015 and each fiscal quarter thereafter	4.50:1.00

•
The Partnership agrees to cooperate with and pay the fees and expenses incurred by Bank of America, N.A., the administrative agent for the credit agreement, in connection with its engagement of FTI Consulting to advise and assist it in an assessment of the Partnership's financial condition; and

•
The lenders permanently waived the Partnership's failure to comply with covenants relating to the Partnership's Consolidated Total Leverage Ratio for the quarters ended December 31, 2012 and March 31, 2013. As of April 15, 2013, we had approximately $130 million of outstanding borrowings and approximately $45 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described herein. Until June 30, 2013, we will not be required to meet a Consolidated Leverage Ratio under our June 2012 amended credit facility. We expect that we will have availability under our June 2012 amended credit facility and be able to meet the Fourth Amendment's Consolidated Leverage Ratio once it is reinstated on June 30, 2013, but there can be no assurance that will be the case or what that availability might be.

We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. The Partnership believes that the consummation of the ArcLight Transactions will allow it to maintain compliance with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment for a period of at least the next twelve months from the date of the Annual Report on Form 10-K. However, no assurances can be given that the ArcLight Transactions will achieve the necessary ratios or that the contributed business can yield the necessary cash flows. If the foregoing does not occur and we are not able to generate sufficient cash flows from operations to maintain compliance with the financial covenants in the Fourth Amendment and we are not able enter into an agreement to refinance or obtain covenant default waivers the debt could become due and payable upon acceleration by the lenders in our banking group and other agreements with cross-default provisions could become due. In addition, failure to comply with any of the covenants under our Fourth Amendment could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders.
23. Subsequent Events
Distribution
On January 25, 2013, we announced a distribution of $0.4325 per unit payable on February 14, 2013 to unitholders of record on February 7, 2013.
ArcLight Transactions
Purchase Agreement
On April 15, 2013, AIM Midstream Holdings and High Point entered into a Purchase Agreement, pursuant to which High Point purchased from AIM Midstream Holdings all of the Partnership's 4,526,066 subordinated units and 90% of the limited liability company interests in our general partner. The transactions contemplated by the Purchase Agreement were consummated on April 15, 2013. Of the cash consideration paid to AIM Midstream Holdings, $12.5 million is being held in escrow until its release upon satisfaction of certain conditions.
Contribution Agreement
On April 15, 2013, the Partnership and High Point entered into a Contribution Agreement, pursuant to which High Point contributed to us 100% of the limited liability company interests in certain of its subsidiaries that own midstream assets located in southern and offshore Louisiana (the “High Point Assets”) and $15 million in cash in exchange for 5,142,857 newly issued Series A Preferred Units. Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's credit facility in connection with the Fourth Amendment. The transactions contemplated by the Contribution Agreement were consummated on April 15, 2013.
Third Amended & Restated Agreement of Limited Partnership
On April 15, 2013, our general partner amended our partnership agreement with the Third Amended & Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”) providing for the creation and designation of the rights, preferences, terms and conditions of the Series A Preferred Units.
Under the terms of the Amended Partnership Agreement, commencing with the quarter ending on June 30, 2013 and ending with the earlier of the quarter that includes a conversion of the Series A Preferred Units and the quarter beginning October 1, 2014 (the “Coupon Conversion Quarter”), the Series A Preferred Units will each receive quarterly distributions (the “Series A Quarterly Distributions”) in an amount equal to (i) 0.01428571 of additional Series A Preferred Units (subject to customary anti-dilution adjustments) (the "PIK Distribution") and (ii) $0.25 in cash (with the additional Series A Preferred Units and cash portion relating to the quarter ending June 30, 2013 being prorated based on the number of days in such quarter that follow the date on which the Series A Preferred Units were issued). Commencing with the Coupon Conversion Quarter, the Series A Preferred Units will receive the Series A Quarterly Distributions in an amount equal to the greater of (a) the amount of aggregate distributions that would be payable had such Series A Preferred Units converted into Common Units and (b) a fixed rate of 0.023571428 multiplied by the conversion price, which will initially be $17.50 per Series A Preferred Unit (subject to customary anti-dilution adjustments) (the “Conversion Price”), paid in arrears within 45 days after the end of each quarter and prior to distributions with respect to the Common Units and Subordinated units. The record date for the determination of holders entitled to receive Series A Quarterly Distributions will be the same as the record date for determination of Common Unit holders entitled to receive quarterly distributions.
If we fail to pay in full any Series A Quarterly Distribution, the amount of such unpaid distribution will accrue, accumulate and bear interest at a rate of 6.0% per annum from the first day of the quarter immediately following the quarter for which such distribution is due until paid in full.
The Series A Preferred Units have voting rights that are identical to the voting rights of the Common Units and will vote with the Common Units as a single class, with each Series A Preferred Unit entitled to one vote for each Common Unit into which such Series A Preferred Unit is convertible. The Series A Preferred Units also have separate class voting rights on any matter, including a merger, consolidation or business combination, that adversely affects, amends or modifies any of the rights, preferences, privileges or terms of the Series A Preferred Units. Moreover, the general partner may not take any of the following actions without the prior written consent of High Point or any of its affiliates, as long as High Point or such affiliates together hold at least 50% of the Series A Preferred Units and Subordinated Units held by High Point immediately following the issuance of the Series A Preferred Units on April 15, 2013:

•
cause or permit us to invest in, or dispose of, the equity securities or debt securities of any person or otherwise acquire or dispose of any interest in any person, to acquire or dispose of interest in any joint venture or partnership or any similar arrangement with any person, or to acquire or dispose of assets of any person, or to make any capital expenditure (other than maintenance capital expenditures), or to make any loan or advance to any person if the total consideration (including cash, equity issued and debt assumed) paid or payable, or received or receivable, by us exceeds $15,000,000 in any one or series of related transactions or in the aggregate exceeds $50,000,000 in any twelve-month period;

•
cause or permit us to (i) incur, create or guarantee any indebtedness that exceeds (x) $75,000,000 in any one or series of related transactions to the extent the proceeds of such financing are used to refinance our existing indebtedness, or (y) $25,000,000 in any twelve-month period to the extent such indebtedness increases our aggregate indebtedness or (ii) incur, create or guarantee any indebtedness with a yield to maturity exceeding ten percent (10)%;

•	authorize or permit the purchase, redemption or other acquisition of Partnership interests (or any options, rights, warrants or appreciation rights relating to the Partnership interests) by us;

•
select or dismiss, or enter into any employment agreement or amendment of any employment agreement of, the chief executive officer and the chief financial officer of the Partnership or its subsidiary, American Midstream, LLC;

•
enter into any agreement or effect any transaction between us or any of our subsidiaries, on the one hand, and any affiliate of the Partnership or the general partner, on the other hand, other than any transaction in the ordinary course of business and determined by the board of directors of the general partner to be on an arm's length basis; or

•	cause or permit us or any of our subsidiaries to enter into any agreement or make any commitment to do any of the foregoing.
The Series A Preferred Units are convertible in whole or in part into Common Units at any time after January 1, 2014 or, prior to that date, with the consent of the required lenders under the June 2012 amended credit agreement, at the holder's election. The number of Common Units into which a Series A Preferred Unit is convertible will be an amount equal to (i) the sum of $17.50 and all accrued and accumulated but unpaid distributions, divided by (ii) the Conversion Price, which will initially be $17.50 per Series A Preferred Unit (subject to customary anti-dilution adjustments) (the “Conversion").
In the event that the Partnership issues, sells or grants any Common Units or convertible securities at an indicative per Common Unit price that is less than $17.50 (subject to customary anti-dilution adjustments), then the Conversion Rate will be adjusted according to a formula to provide an increase in the number of Common Units into which Series A Preferred Units are convertible.
Prior to the consummation of any recapitalization, reorganization, consolidation, merger, spin-off or other business combination in which the holders of Common Units are to receive securities, cash or other assets (a “Partnership Event”), we are obligated to make an irrevocable written offer, subject to consummation of the Partnership Event, to each holder of Series A Preferred Units to redeem all (but not less than all) of such holder's Series A Preferred Units for a price per Series A Preferred Unit payable in cash equal to the greater of:

•	the sum of $17.50 and all accrued and accumulated but unpaid distributions for each Series A Preferred Unit; and

•	an amount equal to the product of:
(i) the number of Common Units into which each Series A Preferred Unit is convertible; and
(ii) the sum of:

(A) the cash consideration per Common Unit to be paid to the holders of Common Units pursuant to the Partnership Event, plus
(B) the fair market value per Common Unit of the securities or other assets to be distributed to the holders of the Common Units pursuant to the Partnership Event.
Upon receipt of such a redemption offer from us, each holder of Series A Preferred Units may elect to receive such cash amount or a preferred security issued by the person surviving or resulting from such Partnership Event and containing provisions substantially equivalent to the provisions set forth in the Amended Partnership Agreement with respect to the Series A Preferred Units without material abridgement.
Upon any liquidation and winding up of the Partnership or the sale of substantially all of the assets of the Partnership, the holders of Series A Preferred Units generally will be entitled to receive, in preference to the holders of any of the Partnership's other securities, an amount equal to the sum of the $17.50 multiplied by the number of Series A Preferred Units owned by such holders, plus all accrued but unpaid distributions on such Series A Preferred Units.
Change of Control of the General Partner and the Partnership
Through the acquisition of the 90% interest in our general partner, the acquisition of all of our 4,526,066 subordinated units and the issuance of the 5,142,857 Series A Units, High Point acquired control of our general partner and a majority of our outstanding limited partnership interests.