Form 10-Q
period 2013-03-31
American Midstream Partners, LP
filed 2013-05-14
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 4,676,172 common units and 4,526,066 subordinated units of American Midstream Partners, LP outstanding as of May 10, 2013. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

		Page
PART I. FINANCIAL INFORMATION		5
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	5
	Condensed Consolidated Statements of Operations for three months ended March 31, 2013 and 2012	6
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	7
	Condensed Consolidated Statements of Changes in Partners’ Capital and Noncontrolling Interest as of and for the three months ended March 31, 2013 and 2102	8
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 adn 2012	9
	Notes to Unaudited Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	Cautionary Statement About Forward-Looking Statements	31
	Overview	31
	Recent Developments	32
	Subsequent Event	35
	Our Operations	35
	How We Evaluate Our Operations	37
	General Trends and Outlook	39
	Liquidity and Capital Resources	44
	Critical Accounting Policies	48
	Recent Accounting Pronouncements	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION		49

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$45	$576
Accounts receivable	1,243	1,958
Unbilled revenue	23,028	21,512
Risk management assets	488	969
Other current assets	4,246	3,226
Total current assets	29,050	28,241
Property, plant and equipment, net	222,087	223,819
Other assets, net	5,293	4,636
Total assets	$256,430	$256,696
Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$3,644	$5,527
Accrued gas purchases	18,359	17,034
Accrued expenses and other current liabilities	6,213	9,619
Current portion of long-term debt	1,118	—
Total current liabilities	29,334	32,180
Other liabilities	8,579	8,628
Long-term debt	138,265	128,285
Total liabilities	176,178	169,093
Commitments and contingencies (see Note 12)
Equity and partners’ capital
General partner interest (185 and 185 thousand units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	603	548
Limited partner interest (9,171 and 9,165 thousand units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	71,928	79,266
Accumulated other comprehensive income	338	351
Total partners’ capital	72,869	80,165
Noncontrolling interests	7,383	7,438
Total equity and partners' capital	80,252	87,603
Total liabilities, equity and partners' capital	$256,430	$256,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except for per unit amounts)
Revenue	$63,521	$47,388
Unrealized gain (loss) on commodity derivatives	(481)	323
Total revenue	63,040	47,711
Operating expenses:
Purchases of natural gas, NGLs and condensate	50,494	33,209
Direct operating expenses	5,143	3,240
Selling, general and administrative expenses	3,425	3,329
Equity compensation expense	388	331
Depreciation and accretion expense	5,678	5,159
Total operating expenses	65,128	45,268
Gain (loss) on involuntary conversion of property, plant and equipment	421	—
Gain (loss) on sale of assets, net	—	5
Operating income (loss)	(1,667)	2,448
Other income (expenses):
Interest expense	(1,731)	(757)
Net income (loss)	$(3,398)	$1,691
Net income (loss) attributable to noncontrolling interests	$155	$—
Net income (loss) attributable to the Partnership	$(3,553)	$1,691
General partners' interest in net income (loss)	$(70)	$34
Limited partners’ interest in net income (loss)	$(3,483)	$1,657
Limited partners’ net income (loss) per unit (basic and diluted) (See Note 9)	$(0.38)	$0.18
Weighted average number of units used in computation of limited partners’ net income (loss) per unit (basic and diluted)	9,167	9,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income (loss)	$(3,398)	$1,691
Unrealized gain (loss) on post retirement benefit plan assets and liabilities	(13)	3
Comprehensive income (loss)	(3,411)	1,694
Less: Comprehensive income (loss) attributable to noncontrolling interests	155	—
Comprehensive income (loss) attributable to Partnership	$(3,566)	$1,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Partners’ Capital
and Noncontrolling Interest
(Unaudited)

	Limited Partner Common Units	Limited Partner Subordinated Units	Limited Partner Interest	General Partner Units	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Capital	Non-controlling Interest
	(in thousands)
Balances at December 31, 2011	4,561	4,526	$99,890	185	$1,091	$415	$101,396	—
Net income (loss)	—	—	1,657	—	34	—	1,691	—
Unitholder contributions	—	—	—	—	13	—	13	—
Unitholder distributions	—	—	(3,930)	—	(80)	—	(4,010)	—
LTIP vesting	20	—	364	—	(364)	—	—	—
Tax netting repurchase	(4)	—	(88)	—	—	—	(88)	—
Unit based compensation	—	—	—	—	331	—	331	—
Other comprehensive income	—	—	—	—	—	3	3	—
Balances at March 31, 2012	4,577	4,526	$97,893	185	$1,025	$418	$99,336	—
Balances at December 31, 2012	4,639	4,526	$79,266	185	$548	$351	$80,165	$7,438
Net income (loss)	—	—	(3,483)	—	(70)	—	(3,553)	155
Unitholder distributions	—	—	(3,964)	—	(80)	—	(4,044)	—
Net distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(210)
LTIP vesting	10	—	183	—	(183)	—	—	—
Tax netting repurchase	(4)	—	(74)	—	—	—	(74)	—
Unit based compensation	—	—	—	—	388	—	388	—
Other comprehensive income (loss)	—	—	—	—	—	(13)	(13)	—
Balances at March 31, 2013	4,645	4,526	$71,928	185	$603	$338	$72,869	$7,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(3,398)	$1,691
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and accretion expense	5,678	5,159
Amortization of deferred financing costs	283	141
Unrealized (gain) loss on commodity derivatives	481	(323)
Unit based compensation	388	331
OPEB plan net periodic (benefit) cost	18	(21)
(Gain) on involuntary conversion of property, plant and equipment	(421)	—
(Gain) loss on sale of assets, net	—	(5)
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed:
Accounts receivable	715	(139)
Unbilled revenue	(1,516)	5,570
Other current assets	(1,020)	(514)
Other assets, net	(59)	(5)
Accounts payable	(787)	(411)
Accrued gas purchases	1,325	(5,323)
Accrued expenses and other current liabilities	(525)	(1,912)
Other liabilities	(59)	(56)
Net cash provided (used) in operating activities	1,103	4,183
Cash flows from investing activities
Additions to property, plant and equipment	(8,052)	(968)
Proceeds from disposals of property, plant and equipment	—	5
Insurance proceeds from involuntary conversion of property, plant and equipment	560	—
Net cash provided (used) in investing activities	(7,492)	(963)
Cash flows from financing activities
Unit holder contributions	—	13
Unit holder distributions	(4,044)	(4,010)
Net distributions to noncontrolling interest owners	(210)	—
LTIP tax netting unit repurchase	(74)	(88)
Payments for deferred debt issuance costs	(912)	(48)
Payments on other debt	(358)	—
Borrowings on other debt	1,476	—
Payments on long-term debt	(17,585)	(17,550)
Borrowings on long-term debt	27,565	17,750
Net cash provided (used) in financing activities	5,858	(3,933)
Net increase (decrease) in cash and cash equivalents	(531)	(713)
Cash and cash equivalents
Beginning of period	576	871

End of period	$45	$158
Supplemental cash flow information
Interest payments	$1,487	$398
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$(3,977)	$51
Receivable for reimbursable construction in progress projects	$—	$886
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

ArcLight Transactions
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC, an affiliate of American Infrastructure MLP Fund, entered into agreements (the "ArcLight Transactions") with High Point Infrastructure Partners, LLC, an affiliate of ArcLight Capital Partners, LLC (“High Point”), pursuant to which High Point (i) acquired 90% of our general partner and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 convertible preferred units (the “Series A Preferred Units”) issued by the Partnership.  As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partner interests.  The midstream assets contributed by High Point consist of approximately 700 miles of natural gas and liquids pipeline assets located in southeast Louisiana and the shallow water and deep shelf Gulf of Mexico. These midstream assets gather natural gas from both onshore and offshore producing regions around southeast Louisiana. The onshore footprint is Plaquemines and St. Bernard's Parish, LA. The offshore footprint consists of the following federal Gulf of Mexico zones: Mississippi Canyon, Viosca Knoll, West Delta, Main Pass, South Pass and Breton Sound. Natural gas is collected at more than 75 receipt points that connect to hundreds of wells targeting various geological zones in water depths up to 1,000 feet, with an emphasis on oil and liquids-rich reservoirs. The High Point midstream assets are comprised of FERC-regulated transmission assets and non-jurisdictional gathering assets, both of which accept natural gas from well production and interconnected pipeline systems. High Point delivers the natural gas to the Toca Gas Processing Plant, operated by Enterprise, where the products are processed and the residue gas sent to an unaffiliated interstate system owned by Kinder Morgan. See Note 17 "Subsequent Events" for further information.

The Partnership believes that the consummation of the ArcLight Transactions will allow it to comply with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment to our June 2012 amended credit agreement ("Fourth Amendment"). However, no assurances can be given that the Partnership's results of operations following the ArcLight Transactions will allow us to comply with financial covenants of the Fourth Amendment. If we are not able to generate sufficient cash flows from operations to comply with the financial covenants in the Fourth Amendment and we are not able enter into an agreement to refinance or obtain covenant default waivers, then the outstanding balance under our credit facility could become due and payable upon acceleration by the lenders in our banking group and other agreements with cross-default provisions,if any, could become due. In addition, failure to comply with any of the covenants under our Fourth Amendment could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders. See Note 16 "Liquidity" for further information.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include disclosures required by GAAP for annual periods. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of March 31, 2013, and December 31, 2012, condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012, statement of comprehensive income for the three months ended March 31, 2013 and 2012, statement of changes in partners’ capital and noncontrolling interest for the three months ended March 31, 2013 and 2012, and statements of cash flows for the three months ended March 31, 2013 and 2012.
Our financial results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) filed on April 16, 2013.
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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. The amendments require disclosures to present both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We currently present our derivative assets and liabilities net on our statement of financial position. We have provided additional disclosures regarding the gross amounts of derivative assets and liabilities in Note 5 "Derivatives" in accordance with these new standards updates.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires entities to present either in a single note or parenthetically on the face of the financial statements (i) the amount of significant items reclassified from each component of AOCI and (ii) the income statement line items affected by the reclassifications. We adopted this guidance during the first quarter of 2013 which did not have a material impact on our condensed consolidated financial statements as there are currently no items reclassified from AOCI.
3. Acquisitions
Chatom Gathering, Processing and Fractionation Plant
Effective July 1, 2012, we acquired an 87.4% undivided interest in the Chatom system from affiliates of Quantum Resources Management, LLC. The acquisition fair value consideration of $51.4 million includes a credit associated with the cash flow the Chatom system generated between January 1, 2012, and the effective date of July 1, 2012.  The consideration paid by the Partnership consisted of cash, which was funded by borrowings under our revolving credit facility.

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

The fair value of the property, plant and equipment and noncontrolling interests were estimated by applying a combination of the market and income approaches. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates are based on i) an assumed cost of capital of 9.25%, ii) an assumed terminal value based on the present value of estimated EBITDA, iii) an inflationary cost increase of 2.5%, iv) forward market prices as of July 2012 for natural gas and crude oil, v) a Federal tax rate of 35% and a state tax rate of 6.5%, and vi) an increase in processed and fractionated volumes in 2013, declining thereafter. Working capital was estimated using net realizable value. Accrued revenue was deemed to be fully collectible at July 1, 2012.

Subsequent to the acquisition, our 87.4% undivided interest in the Chatom system contributed $13.6 million of revenue and $1.1 million of net income attributable to the Partnership, which are included in the condensed consolidated statement of operations for the three months ended March 31, 2013.

The following table presents unaudited pro forma consolidated information of the Partnership, adjusted for the acquisition of the Chatom system, as if the acquisition had occurred on January 1, 2011:

(unaudited, in thousands)	Three months ended March 31, 2012
Revenue	$66,517
Net income (loss)	$2,546
Limited partners’ net income (loss) per unit	$0.26

These amounts have been calculated after applying the Partnership's accounting policies and adjusting the results to reflect i) additional depreciation and amortization that would have been charged assuming fair value adjustments to property, plant and equipment, and ii) recording pro forma interest expense on debt that would have been incurred to acquire the Chatom system as of January 1, 2011 , respectively. The unaudited pro forma adjustments are based on available information and certain assumptions we believe are reasonable.

4. Concentration of Credit Risk and Trade Accounts Receivable
Our primary market areas are located in the United States along the Gulf Coast and in the Southeast. We have a concentration of trade receivable balances due from companies engaged in the production, trading, distribution and marketing of natural gas, NGL and condensate products. This concentration of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Generally, our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable; however, for the three months ended March 31, 2013 and 2012, no allowances on or write-offs of accounts receivable were recorded.
The following table summarizes the percentage of revenue earned from those customers that exceed 10% or greater of the Partnership's consolidated revenue in the consolidated statement of operations for the each of the periods presented below:

	Three Months Ended March 31,
	2013	2012
Customer A	30%	34%
Customer B	15%	—%
Customer C	12%	19%
Customer D	12%	14%
Other	31%	33%
Total	100%	100%
5. Derivatives
Commodity Derivatives
To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management’s view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our general partner. Currently, the commodity derivatives are in the form of swaps, puts and collars. As of March 31, 2013, the aggregate notional volume of our commodity derivatives was 11.1 million gallons.
We enter into commodity contracts with multiple counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of March 31, 2013, we have not posted collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.
As of March 31, 2013 and December 31, 2012, the fair value associated with our commodity derivative instruments were recorded in our condensed consolidated balance sheets, under the captions as follows:

(in thousands)	Gross Derivative Assets		Gross Derivative Liabilities		Net Amount of Derivative Assets and Liabilities	Net Amount of Derivative Assets and Liabilities
Balance Sheet Classification	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Risk management assets	$1,221	$1,889	$(733)	$(920)	$488	$969
Risk management assets - long term	—	—	—	—	—	—
Total	$1,221	$1,889	$(733)	$(920)	$488	$969

Risk management liabilities	$—	$—	$—	$—	$—	$—
Risk management liabilities - long term	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

For the three months ended March 31, 2013 and 2012, respectively, the realized and unrealized gains (losses) associated with our commodity derivative instruments were recorded in our condensed consolidated statements of operations, under the captions as follows:

	Gain (loss) on derivatives
Statement of Operations Classification	Realized	Unrealized
	(in thousands)
Three months ended March 31, 2013
Revenue	$176	$—
Unrealized gain (loss) on commodity derivatives	—	(481)
Total	$176	$(481)
Three months ended March 31, 2012
Revenue	$(55)	$—
Unrealized gain (loss) on commodity derivatives	—	323
Total	$(55)	$323

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

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period for which the transfer has occurred. We recognized transfers out of Level 3 into Level 2 as a result of changes in tenure and market points of certain contracts in the amount of $1.0 million for the year ended December 31, 2012. There were no such transfers for the three months ended March 31, 2013 and 2012.
Fair Value of Financial Instruments
The following table sets forth by level within the fair value hierarchy, our net derivative assets (liabilities) that were measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
		(in thousands)
Commodity derivative asset (liability), net
March 31, 2013	$488	$—	$488	$—	$488
December 31, 2012	$969	$—	$969	$—	$969

7. Property, Plant and Equipment
Property, plant and equipment, net, as of March 31, 2013 and December 31, 2012 were as follows:

	Useful Life	March 31, 2013	December 31, 2012
	(in years)	(in thousands)
Land		$2,254	$2,254
Construction in progress		3,856	5,053
Buildings and improvements	4 to 40	1,567	1,432
Processing and treating plants	8 to 40	98,133	98,106
Pipelines	5 to 40	168,094	163,447
Compressors	4 to 20	9,085	8,957
Equipment	8 to 20	4,908	4,785
Computer software	5	2,011	1,950
Total property, plant and equipment		289,908	285,984
Accumulated depreciation		(67,821)	(62,165)
Property, plant and equipment, net		$222,087	$223,819
Of the gross property, plant and equipment balances at March 31, 2013 and December 31, 2012, $26.6 million and $26.1 million, respectively, were related to AlaTenn and Midla, our FERC regulated interstate assets.
Capitalized interest was less than $0.1 million and zero, respectively, for the three months ended March 31, 2013 and 2012.
Asset Retirement Obligations
We record a liability for the fair value of asset retirement obligations and conditional asset retirement obligations that we can reasonably estimate, on a discounted basis, in the period in which the liability is incurred. We collectively refer to asset retirement obligations and conditional asset retirement obligations as ARO.
During the three months ended March 31, 2013 and year ended December 31, 2012, we recognized zero and $0.5 million AROs, respectively, in other liabilities for specific assets that we intend to retire for operational purposes.
We recorded accretion expense, which is included in Depreciation and accretion expense, of less than $0.1 million in our consolidated statements of operations for each of the three months ended March 31, 2013 and 2012.
Insurance proceeds

Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to hurricanes). Some of these events are insurable, thus resulting in a property damage insurance recovery. Amounts we receive from insurance carriers are net of any deductibles related to the covered event. During the three months ended March 31, 2013, we collected $0.6 million of nonrefundable cash proceeds from our insurance carrier that we recognized as an offset to property, plant and equipment write-downs of $0.1 million under the caption Gain (loss) on involuntary conversion of property, plant and equipment.
8. Debt Obligations
The following discussion of our credit facility reflects the terms in effect at March 31, 2013. On April 15, 2013, we amended our credit agreement for this credit facility in connection with the ArcLight Transactions. Please read Note 16 "Liquidity".
Our credit facility
On June 27, 2012, we amended our credit facility to increase the Commitments from an aggregate principal amount of $100 million to an aggregate principal amount of $200 million, evidenced by a credit agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Comerica Bank and Citicorp North America, Inc., as Co-Syndication Agents, BBVA Compass, as Documentation Agent, and the other financial institutions party thereto. The credit facility also provided for a $50 million dollar accordion feature. If the accordion feature were to be fully exercised, the total commitment under the existing facility would be $250 million.
The credit facility provides for a maximum borrowing equal to the lesser of (i) $200 million or (ii) 4.50 times adjusted consolidated EBITDA. We had the ability to elect to have loans under the credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.25% to 3.50% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1% (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, and (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.25% to 2.50% depending on the total leverage ratio then in effect. We also pay a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan. For the three months ended March 31, 2013 and 2012, the weighted average interest rate on borrowings under our credit facility was approximately 4.34% and 3.72%, respectively.
Our obligations under the credit facility were secured by a first mortgage in favor of the lenders in our real property. Advances made under the credit facility were guaranteed on a senior unsecured basis by our subsidiaries (“Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the credit facility included covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, August 1, 2016.
The credit facility also contained customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility were (i) a total leverage ratio test (not to exceed 4.50 times) and a minimum interest coverage ratio test (not less than 2.50 times).
As of December 31, 2012, the total leverage ratio test, one of the primary financial covenants that we were required to maintain under our credit facility, was limited to a maximum of 4.50 times. At December 31, 2012, our total indebtedness was approximately $130.9 million, which caused our total leverage to EBITDA ratio to be approximately 5.70-to-1. As a result, on December 26, 2012, the Partnership entered into the Third Amendment and Waiver to Credit Agreement, dated as of December 26, 2012 (the “Third Amendment”). The Third Amendment provided for a waiver of the Partnership's compliance with the Consolidated Total Leverage Ratio with respect to the quarter ending December 31, 2012 and for one month thereafter. The Third Amendment also required the Partnership to provide certain financial and operating information of the Partnership on a monthly basis for 2013 and for any month after 2013 in which the Consolidated Total Leverage Ratio of the Partnership is in excess of 4.00 to 1.00. The remaining material terms and conditions of the senior secured revolving credit facility, including pricing, maturity and covenants, remained unchanged by the Third Amendment.
On January 24, 2013, the Partnership entered into the second waiver to the credit facility that extended the waiver period with respect to the Consolidated Total Leverage Ratio to March 31, 2013 (and subsequently extended to April 16, 2013). Additional covenants during the waiver period included i) total outstanding borrowings under the credit facility shall not exceed $150.0 million; ii) restrictions on certain acquisitions; iii) an increase to the Eurodollar Rate by 0.50%; iv) additional fees of 0.125% of the principal amount on each of February 28, 2013 and March 31, 2013; and v) execution of a compliance certificate. We were not in compliance with the Consolidated Total Leverage Ratio test under our credit facility as of March 31, 2013.  However, such non-compliance was waived by the lenders in the Fourth Amendment to the credit facility executed on April 15, 2013.
See Note 16 "Liquidity" for further updates to our liquidity and long-term debt.

Other debt
Other debt represents insurance premium financing in the original amounts of $1.5 million bearing interest at 3.22% per annum, which is repayable in equal monthly installments of $0.1 million through October 2013.
Our outstanding borrowings under debt at March 31, 2013 and December 31, 2012, respectively, were:

	March 31, 2013	December 31, 2012
	(in thousands)
Revolving loan facility	$138,265	$128,285
Other debt	1,118	—
	139,383	128,285
Less: current portion	1,118	—
	$138,265	$128,285
At March 31, 2013 and December 31, 2012, letters of credit outstanding under the credit facility were $2.6 million.
In connection with our credit facility and amendments thereto, we incurred $5.2 million in debt issuance costs that are being amortized on a straight-line basis over the term of the credit facility.
9. Partners’ Capital
Our capital accounts are comprised of approximately 2% general partner interest and 98% limited partner interests. Our limited partners have limited rights of ownership as provided for under our partnership agreement and the right to participate in our distributions. Our general partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are nonvoting limited partner interests held by our general partner.
The numbers of units outstanding as of March 31, 2013 and December 31, 2012, respectively, were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Limited partner common units	4,645	4,639
Limited partner subordinated units	4,526	4,526
General partner units	185	185

Net Income (Loss) attributable to Limited Common and General Partner Units
Net income (loss) attributable to the general partner and the limited partners (common and subordinated unit holders) is allocated in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic net income per limited partner unit is computed based on the weighted average number of units outstanding during the period. Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of diluted net income per limited partner unit. The dilutive effect of unit based awards was 162,860 equivalent units during the three months ended March 31, 2012.
We compute earnings per unit using the two-class method. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of our Partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.
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
Distributions
We made distributions of $4.0 million and $4.0 million in the three months ended March 31, 2013 and 2012, respectively. We made no distributions in respect of our general partner’s incentive distribution rights. We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow.
ArcLight Transactions
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC entered in the ArcLight Transactions with High Point, pursuant to which High Point (i) acquired 90% of our general partner and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 Series A Preferred Units issued by the Partnership.  As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partnership interests.  See Note 17 "Subsequent Events" for further information.
10. Long-Term Incentive Plan
Our general partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the board of directors of our general partner adopted a long-term incentive plan (“LTIP”) for its employees and consultants and directors who perform services for it or its affiliates. On May 25, 2010, the board of directors of our general partner adopted an amended and restated long-term incentive plan. On July 11, 2012, the board of directors of our general partner adopted a second amended and restated long-term incentive plan that effectively increased available awards by 871,750 units. At March 31, 2013 and December 31, 2012, 903,079 and 920,193 units, respectively, were available for future grant under the LTIP, giving retroactive treatment to the reverse unit split in connection with our recapitalization described in our Annual Report.
Ownership in the awards is subject to forfeiture until the vesting date. The LTIP is administered by the board of directors of our general partner. The board of directors of our general partner, at its discretion, may elect to settle such vested phantom units with a number of units equivalent to the fair market value at the date of vesting in lieu of cash. Although, our general partner has the option to settle in cash upon the vesting of phantom units, our general partner does not currently intend to settle these awards in cash. Although other types of awards are contemplated under the LTIP, all currently outstanding awards are phantom units without distribution equivalent rights ("DERs"). Generally, grants issued under the LTIP vest in increments of 25% on each of the first four anniversary dates of the date of the grant and do not contain any other restrictive conditions related to vesting other than continued employment.
The following table summarizes our unit-based awards for each of the periods indicated, in units:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Outstanding at beginning of period	90,938	162,860
Granted	23,921	—
Forfeited	(2,427)	—
Vested	(10,483)	(20,308)
Outstanding at end of period	101,949	142,552
Fair value per unit	$13.36 to $21.40	$14.70 to $19.69
The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these awards, including amortization, for the three months ended March 31, 2013 and 2012 was $0.4 million and $0.3 million, respectively, which is classified as equity compensation expense in the condensed consolidated statements of operations and the non-cash portion in partners’ capital on the condensed consolidated balance sheets.
The total fair value of vested units at the time of vesting was $0.2 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

The total compensation cost related to unvested awards not yet recognized at March 31, 2013 and 2012 was $1.3 million and $2.4 million, respectively, and the weighted average period over which this cost is expected to be recognized as of March 31, 2013 is approximately 1.3 years.
11. Post-Employment Benefits
We sponsor a contributory postretirement plan that provides medical, dental and life insurance benefits for qualifying U.S. retired employees (referred to as the “OPEB Plan”).
Components of Net Periodic (Benefit) Cost recognized in the Condensed Consolidated Statements of Operations

	OPEB Plan
	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Service cost	$1	1
Interest cost	4	4
Expected return on plan assets	(17)	(17)
Amortization of net (gain) loss	(6)	(9)
Net periodic (benefit) cost	$(18)	$(21)
Future contributions to the Plans
We expect to make contributions to the OPEB Plan for the year ending December 31, 2013 of $0.1 million.
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
Commitments and contractual obligations
Future non-cancellable commitments related to certain contractual obligations as of March 31, 2013 are presented below:

	Payments Due by Period (in thousands)
	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases and service contracts	$2,210	$317	$447	$420	$176	$140	$710
Asset retirement obligations	8,329	—	—	—	7,867	—	462
Total	$10,539	$317	$447	$420	$8,043	$140	$1,172
Total expenses related to operating leases, asset retirement obligations, land site leases and right-of-way agreements were:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Operating leases	$219	$205
Asset retirement obligation	10	6
	$229	$211

13. Related-Party Transactions

Employees of our general partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our general partner to American Midstream, LLC, which, in turn, charges the appropriate subsidiary. Our general partner does not record any profit or margin for the administrative and operational services charged to us. During the three months ended March 31, 2013 and 2012, administrative and operational services expenses of $2.7 million and $3.7 million, respectively, were charged to us by our general partner. For the three months ended March 31, 2013, our general partner incurred approximately $0.3 million of costs associated with certain business development activities.  If the business development activities result in a project that will be pursued and funded by the Partnership, we will reimburse our general partner for the business development costs related to that project.
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
The following tables set forth our segment information:

	Three Months Ended
	March 31,
	2013			2012
	Gathering and Processing	Transmission	Total	Gathering and Processing	Transmission	Total
	(in thousands)
Revenue	$48,862	$14,659	$63,521	$34,250	$13,138	$47,388
Segment gross margin (a)	8,926	3,995	12,921	8,956	4,018	12,974
Unrealized gain (loss) on commodity derivatives	(481)	—	(481)	323	—	323
Direct operating expenses	3,744	1,399	5,143	2,157	1,083	3,240
Selling, general and administrative expenses			3,425			3,329
Equity compensation expense			388			331
Depreciation and accretion expense			5,678			5,159
Gain (loss) on involuntary conversion of property, plant and equipment			421			—
Gain (loss) on sale of assets, net			—			5
Interest expense			1,731			757
Net income (loss)			(3,398)			1,691
Less: Net income (loss) attributable to noncontrolling interests			155			—
Net income (loss) attributable to the Partnership			$(3,553)			$1,691

(a)
Segment gross margin for our Gathering and Processing segment consists of revenue less construction, operating and maintenance agreement (“COMA”) income, less purchases of natural gas, NGLs and condensate. Segment gross margin for our Transmission segment consists of revenue, less COMA income, less purchases of natural gas. Gross margin consists of the sum of the segment gross margin amounts for each of these segments. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow from operations as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner. Effective October 1, 2012, we changed our segment gross margin measure to exclude COMA income. For the three months ended March 31, 2013 and 2012, less than $0.1 million and $0.5 million in COMA income was excluded from our Gathering and Processing segment gross margin, respectively and less than $0.1 million and $0.7 million in COMA income was excluded from our Transmission segment gross margin, respectively.

Asset information, including capital expenditures, by segment is not included in reports used by our management in their monitoring of performance and therefore is not disclosed.

15. Subsidiary Guarantors

The Partnership has filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities. The subsidiaries of the Partnership (the "Subsidiaries") will be co-registrants with the Partnership, and the registration statement will register guarantees of debt securities by one or more of the Subsidiaries (other than American Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of such debt securities). The financial position and operations of the co-issuer are minor and therefore have been included with the Parent's financial information. As of June 30, 2012, the Subsidiaries were 100% owned by the Partnership and any guarantees by the Subsidiaries will be full and unconditional. Beginning July 1, 2012, the Subsidiaries have had an investment in the non-guarantor subsidiaries equal to a 87.4% undivided interest in its Chatom system. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations. None of the assets of the Partnership or the Subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended. For purposes of the following unaudited condensed consolidating financial information, the Partnership's investments in its Subsidiaries and the guarantor subsidiaries' investment in its 87.4% undivided interest in the Chatom system are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of the financial position, results of operations, or cash flows had the subsidiary guarantors operated as independent entities. Condensed consolidating financial information for the Partnership, its combined guarantor subsidiaries and non-guarantor subsidiary as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 is as follows:

	Condensed Consolidating Balance Sheet
	March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$1	$44	$—	$—	$45
Accounts receivable	—	1,243	—	—	1,243
Unbilled revenue	—	18,131	4,897	—	23,028
Risk management assets	—	488	—	—	488
Other current assets	—	3,742	504	—	4,246
Total current assets	1	23,648	5,401	—	29,050
Property, plant and equipment, net	—	162,721	59,366	—	222,087
Investment in subsidiaries	72,868	50,895	—	(123,763)	—
Other assets, net	—	5,293	—	—	5,293
Total assets	$72,869	$242,557	$64,767	$(123,763)	$256,430

Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$—	$1,555	$2,089	$—	$3,644
Accrued gas purchases	—	14,483	3,876	—	18,359
Accrued expenses and other current liabilities	—	6,151	62	—	6,213
Current portion of long-term debt	—	1,118	—	—	1,118
Total current liabilities	—	23,307	6,027	—	29,334
Other liabilities	—	8,117	462	—	8,579
Long-term debt	—	138,265	—	—	138,265
Total liabilities	—	169,689	6,489	—	176,178
Partners' capital
Total partners' capital	72,869	72,868	50,895	(123,763)	72,869
Noncontrolling interest	$—	$—	$7,383	$—	$7,383
Total equity and partners' capital	72,869	72,868	58,278	(123,763)	80,252
Total liabilities, equity and partners' capital	$72,869	$242,557	$64,767	$(123,763)	$256,430

	Condensed Consolidating Balance Sheet
	December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$1	$575	$—	$—	$576
Accounts receivable	—	1,612	346	—	1,958
Unbilled revenue	—	18,102	3,410	—	21,512
Risk management assets	—	969	—	—	969
Other current assets	—	2,967	259	—	3,226
Total current assets	1	24,225	4,015	—	28,241
Property, plant and equipment, net	—	165,001	58,818	—	223,819
Investment in subsidiaries	80,164	51,613	—	(131,777)	—
Other assets, net	—	4,636	—	—	4,636
Total assets	$80,165	$245,475	$62,833	$(131,777)	$256,696

Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$—	$5,100	$427	$—	$5,527
Accrued gas purchases	—	14,606	2,428	—	17,034
Accrued expenses and other current liabilities	—	9,150	469	—	9,619
Total current liabilities	—	28,856	3,324	—	32,180
Other liabilities	—	8,170	458	—	8,628
Long-term debt	—	128,285	—	—	128,285
Total liabilities	—	165,311	3,782	—	169,093
Partners' capital
Total partners' capital	80,165	80,164	51,613	(131,777)	80,165
Noncontrolling interest	—	—	7,438	—	7,438
Total equity and partners' capital	80,165	80,164	59,051	(131,777)	87,603
Total liabilities, equity and partners' capital	$80,165	$245,475	$62,833	$(131,777)	$256,696

	Condensed Consolidating Statements of Operations
	Three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)
Revenue	$—	$51,836	$13,648	$(1,963)	$63,521
Unrealized gains (loss) on commodity derivatives	—	(481)	—	—	(481)
Total revenue	—	51,355	13,648	(1,963)	63,040
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	41,539	10,918	(1,963)	50,494
Direct operating expenses	—	4,058	1,085	—	5,143
Selling, general and administrative expenses	—	3,425	—	—	3,425
Equity compensation expense	—	388	—	—	388
Depreciation and accretion expense	—	5,264	414	—	5,678
Total operating expenses	—	54,674	12,417	(1,963)	65,128
Gain (loss) on involuntary conversion of property, plant and equipment	—	421	—	—	421
Operating income (loss)	—	(2,898)	1,231	—	(1,667)
Other income (expenses):
Earnings from consolidated affiliates	(3,553)	1,076	—	2,477	—
Interest expense	—	(1,731)	—	—	(1,731)
Net income (loss)	(3,553)	(3,553)	1,231	2,477	(3,398)
Net income (loss) attributable to noncontrolling interests	—	—	155	—	155
Net income (loss) attributable to the Partnership	$(3,553)	$(3,553)	$1,076	$2,477	$(3,553)

	Condensed Consolidating Statements of Cash Flows
	Three months ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(in thousands)

Net cash provided (used) in operating activities	$—	$(127)	$1,230	$—	$1,103
Cash flows from investing activities
Additions to property, plant and equipment	—	(7,995)	(57)	—	(8,052)
Proceeds from property damage insurance recoveries	—	560	—	—	560
Net contributions from affiliates	4,044	—	—	(4,044)	—
Net cash provided (used) in investing activities	4,044	(7,435)	(57)	(4,044)	(7,492)
Cash flows from financing activities
Net distributions to affiliates	—	(3,081)	(963)	4,044	—
Unit holder distributions	(4,044)	—	—	—	(4,044)
Net distributions to noncontrolling interest owners	—	—	(210)	—	(210)
LTIP tax netting unit repurchase	—	(74)	—	—	(74)
Payments for deferred debt issuance costs	—	(912)	—	—	(912)
Payments on other debt	—	(358)	—	—	(358)
Borrowings on other debt	—	1,476	—	—	1,476
Payments on long-term debt	—	(17,585)	—	—	(17,585)
Borrowings on long-term debt	—	27,565	—	—	27,565
Net cash provided (used) in financing activities	(4,044)	7,031	(1,173)	4,044	5,858
Net increase (decrease) in cash and cash equivalents	—	(531)	—	—	(531)
Cash and cash equivalents
Beginning of period	1	575	—	—	576
End of period	$1	$44	$—	$—	$45
Supplemental cash flow information
Interest payments	$—	$1,487	$—	$—	$1,487
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$—	$(3,977)	$—	$—	$(3,977)

16. Liquidity
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
On April 15, 2013, we repaid approximately $12.5 million in outstanding borrowings under the credit agreement and entered into the Fourth Amendment in connection with the ArcLight Transaction (see Note 17 - Subsequent Events for further information). As a result, we had approximately $130 million of outstanding borrowings as of April 15, 2013 and approximately $45 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described below. Until the quarter ending June 30, 2013, we will not be required to meet a Consolidated Leverage Ratio under our June 2012 amended credit facility as amended to date. We expect that we will have availability under our June 2012 amended credit facility and be able to meet the Fourth Amendment's Consolidated Leverage Ratio once it is reinstated on June 30, 2013, but there can be no assurance that will be the case or what that availability might be. The Fourth Amendment:

•	The consummation of the ArcLight Transactions and the PIK Distribution according to the terms of the Amended Partnership Agreement are permitted;

•
Commencing on October 1, 2013, the aggregate commitments of the lenders under the credit agreement will be reduced to $175 million unless before such date AIM Midstream Holdings makes an equity contribution to the Partnership of $12.5 million that is used to repay borrowings under the credit facility by October 1, 2013;

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

•
During the period that commenced with the quarter ended March 31, 2013 and that ends with the quarter ending December 31, 2013, unless the Partnership has permanently canceled at least 20% of the number of subordinated units outstanding on April 15, 2013, the Partnership must reduce any quarterly cash distribution on either its subordinated units or Series A Preferred Units (at the Partnership's election) by an aggregate of $0.4 million per quarter, and such reduction may not be replaced by in-kind distributions of Partnership securities;

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

The Partnership believes that the consummation of the ArcLight Transactions will allow it to comply with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment to our June 2012 amended credit agreement. However, no assurances can be given that the Partnership's results of operations following the ArcLight Transactions will allow us to comply with financial covenants of the Fourth Amendment. If we are not able to generate sufficient cash flows from operations to comply with the financial covenants in the Fourth Amendment and we are not able enter into an agreement to refinance or obtain covenant default waivers, then the outstanding balance under our credit facility could become due and payable upon acceleration by the lenders in our banking group and other agreements with cross-default provisions,if any, could become due. In addition, failure to comply with any of the covenants under our Fourth Amendment could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders.

17. Subsequent Events
Distribution
On April 26, 2013, we announced a distribution of $0.4325 per unit payable on May 15, 2013 to unitholders of record on May 7, 2013 amounting to $3.7 million.
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
Third Amended & Restated Agreement of Limited Partnership
On April 15, 2013, our general partner entered into the Third Amended & Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”) of the Partnership providing for the creation and designation of the rights, preferences, terms and conditions of the Series A Preferred Units.
Under the terms of the Amended Partnership Agreement, during the period that commences with the quarter that ends on June 30, 2013 and ending with the earlier of the quarter that includes a conversion of the Series A Preferred Units and the quarter beginning October 1, 2014 (the “Coupon Conversion Quarter”), the Series A Preferred Units will each receive quarterly distributions (the “Series A Quarterly Distributions”) in an amount equal to (i) 0.01428571 of additional Series A Preferred Units (subject to customary anti-dilution adjustments) (the "PIK Distribution") and (ii) $0.25 in cash (with the additional Series A Preferred Units and cash portion relating to the quarter ending June 30, 2013 being prorated based on the number of days in such quarter that follow the date on which the Series A Preferred Units were issued). Commencing with the Coupon Conversion Quarter, the Series A Preferred Units will receive the Series A Quarterly Distributions in an amount equal to the greater of (a) the amount of aggregate distributions that would be payable had such Series A Preferred Units converted into Common Units and (b) a fixed rate of 0.023571428 multiplied by the conversion price, which will initially be $17.50 per Series A Preferred Unit (subject to customary anti-dilution adjustments) (the “Conversion Price”), paid in arrears within 45 days after the end of each quarter and prior to distributions with respect to the common units and subordinated units. The record date for the determination of holders entitled to receive Series A Quarterly Distributions will be the same as the record date for determination of common unit holders entitled to receive quarterly distributions.
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
Change of Control of the General Partner and the Partnership
Through the acquisition of the 90% interest in our general partner, the acquisition of all of our 4,526,066 subordinated units and the issuance of the 5,142,857 Series A Units, High Point acquired control of our general partner and a majority of our outstanding limited partner interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2012 included in Annual Report on Form 10-K (“Annual Report”) that was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2013. This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under the caption “Cautionary Statement Regarding Forward-Looking Statements.”
Cautionary Statement About Forward-Looking Statements
Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements”. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.
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
Overview
We are a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of natural gas midstream energy assets. We are engaged in the business of gathering, treating, processing, fractionating and transporting natural gas through our ownership and operation of eleven gathering systems, four processing facilities, two interstate pipelines and four intrastate pipelines. We also own a 50% undivided, non-operating interest in a processing plant located in southern Louisiana. Our primary assets, which are strategically located in Alabama, Louisiana, Mississippi, and

Texas, provide critical infrastructure that links producers and suppliers of natural gas to diverse natural gas markets, including various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. We currently operate approximately 1,400 miles of pipelines that gather and transport over 600 MMcf/d of natural gas.
Significant financial highlights and challenges during the three months ended March 31, 2013, include the following:

•
Our distributable cash flow for the three months ended March 31, 2013 was $2.5 million. We distributed $4.0 million to our unitholders or $0.4325 per unit for the fourth quarter during the three months ended March 31, 2013;

•	For the three months ended March 31, 2013, gross margin decreased to $12.9 million or 0.4% compared to the same period in 2012; and

•
On January 24, 2013, the Partnership entered into the second waiver to the credit facility that extended the waiver period with respect to the Consolidated Total Leverage Ratio to March 31, 2013 (and the waiver period was subsequently extended to April 16, 2013).

Significant operational highlights and challenges during the three months ended March 31, 2013, include the following:

•	Throughput attributable to the Partnership totaled 687.5 MMcf/d for the first quarter of 2013 representing a 9.6% decrease compared to the same period in 2012;

•
The Partnership saw a decline in volumes on one of its offshore pipeline systems as a result of a producer's work on one of its platforms which provided access to an alternative market that offer competitive terms. The Partnership continues to work with this producer to negotiate the return of a portion of historical volumes to the offshore pipeline system, although the contract terms may change for this portion of volumes going forward and may have a material negative impact on financial results. While the Partnership expects this portion of volumes to return during the first half of 2013, the reduced volumes during the first quarter of 2013 resulted in a negative financial impact of approximately $1.0 million;

•
Incremental condensate production associated with our 87.4% undivided interest in the Chatom system totaled 38.6 Mgal/d for the first quarter of 2013 which contributed to our overall of increase in condensate production of 613% for the three months ended March 31, 2013; and

•
As previously disclosed, certain assets were impacted by Hurricane Isaac to which the Partnership is insured for named windstorms on the affected assets after a $1.0 million deductible. Insurance proceeds of $0.6 million were received during the three months ended March 31, 2013.

Recent Developments
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC, an affiliate of American Infrastructure MLP Fund, entered into agreements with High Point Infrastructure Partners, LLC, an affiliate of ArcLight Capital Partners, LLC (“High Point”), pursuant to which High Point (i) acquired 90% of our general partner, which holds all of our general partner units and incentive distribution rights, and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 convertible preferred units (the “Series A Preferred Units”) issued by the Partnership. As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partnership interests. Please read "— ArcLight Transactions." Contemporaneously with the consummation of these transactions, we also entered into a Fourth Amendment to our credit agreement that, among other things, provides for the permanent waiver of any recent covenant breaches relating to consolidated total leverage ratio, modifies the covenant relating to total leverage ratio through the quarter ended December 31, 2014 and requires us to reduce the quarterly cash distribution that would otherwise be payable in respect of our subordinated units or Series A Preferred Units for the first, second, third and fourth quarters of 2013. Please read "— Fourth Amendment to Credit Agreement" and "—Liquidity and Capital Resources — Our Credit Facility" for more information about our credit facility, covenant violations and related waivers and the Fourth Amendment.
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
Contribution Agreement
On April 15, 2013, the Partnership and High Point entered into a Contribution Agreement, pursuant to which High Point contributed to us 100% of the limited liability company interests in certain of its subsidiaries that own midstream assets located in southern and offshore Louisiana (the “High Point Assets”) and $15.0 million in cash in exchange for 5,142,857 newly issued Series A Preferred Units. Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's June 2012 amended credit facility in connection with the Fourth Amendment. The transactions contemplated by the Contribution Agreement were consummated on April 15, 2013.
Third Amended & Restated Agreement of Limited Partnership
On April 15, 2013, our general partner entered into the Third Amended & Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”) of the Partnership providing for the creation and designation of the rights, preferences, terms and conditions of the Series A Preferred Units.
Under the terms of the Amended Partnership Agreement, during the period that commences with the quarter that ends on June 30, 2013 and ending with the earlier of the quarter that includes a conversion of the Series A Preferred Units and the quarter beginning October 1, 2014 (the “Coupon Conversion Quarter”), the Series A Preferred Units will each receive quarterly distributions (the “Series A Quarterly Distributions”) in an amount equal to (i) 0.01428571 of additional Series A Preferred Units (subject to customary anti-dilution adjustments) (the "PIK Distribution") and (ii) $0.25 in cash (with the additional Series A Preferred Units and cash portion relating to the quarter ending June 30, 2013 being prorated based on the number of days in such quarter that follow the date on which the Series A Preferred Units were issued). Commencing with the Coupon Conversion Quarter, the Series A Preferred Units will receive the Series A Quarterly Distributions in an amount equal to the greater of (a) the amount of aggregate distributions that would be payable had such Series A Preferred Units converted into Common Units and (b) a fixed rate of 0.023571428 multiplied by the conversion price, which will initially be $17.50 per Series A Preferred Unit (subject to customary anti-dilution adjustments) (the “Conversion Price”), paid in arrears within 45 days after the end of each quarter and prior to distributions with respect to the common units and subordinated units. The record date for the determination of holders entitled to receive Series A Quarterly Distributions will be the same as the record date for determination of common unit holders entitled to receive quarterly distributions.
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
Change of Control of the General Partner and the Partnership
Through the acquisition of the 90% interest in our general partner, the acquisition of all of our 4,526,066 subordinated units and the issuance of the 5,142,857 Series A Units, High Point acquired control of our general partner and a majority of our outstanding limited partner interests. In connection with High Point's acquisition of control of our general partner, each of Robert B. Hellman, Jr., Edward O. Diffendal and L. Kent Moore resigned from the board of directors of our general partner. Mr. Hellman also resigned as chairman of the board of directors of our general partner. These resignations occurred on April 15, 2013. High Point, as the owner of 90% of the limited liability company interests in our general partner, will have the right to fill the board vacancies created by these resignations. Effective April 15, 2013, High Point appointed Messrs. Bergstrom, Erhard and Revers to the board of directors of our general partner.
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

Subsequent Events
Distribution
On April 26, 2013, we announced a distribution of $0.4325 per unit payable on May 15, 2013 to unitholders of record on May 7, 2013 amounting to $3.7 million.
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

•
Percent-of-Proceeds Arrangements (“POP”). Under these arrangements, we generally gather raw natural gas from producers at the wellhead or other supply points, transport it through our gathering system, process it and sell the residue natural gas, NGLs and condensate at market prices. Where we provide processing services at the processing plants that we own or obtain processing services for our own account in connection with our elective processing arrangements, such as under our Toca contract, we generally retain and sell a percentage of the residue natural gas and resulting NGLs and condensate. However, we also have contracts under which we retain a percentage of the resulting NGLs and do not retain a percentage of residue natural gas, such as for our interest in the Burns Point Plant. Our POP arrangements also often contain a fee-based component.

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

Gross margin earned under fee-based and fixed-margin arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. However, a sustained decline in commodity prices could result in a decline in volumes and, thus, a decrease in our fee-based and fixed-margin gross margin. These arrangements provide stable cash flows, but minimal, if any, upside in higher commodity price environments. Under our typical POP arrangement, our gross margin is directly impacted by the commodity prices we realize on our share of natural gas, NGLs and condensate received as compensation for processing raw natural gas. However, our POP arrangements also often contain a fee-based component, which helps to mitigate the degree of commodity-price volatility we could experience under these arrangements. We further seek to mitigate our exposure to commodity price risk through our hedging program. Please read “ — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”
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
Gross Margin and Segment Gross Margin
Gross margin and segment gross margin are metrics that we use to evaluate our performance. We define segment gross margin in our Gathering and Processing segment as revenue generated from gathering and processing operations, less construction, operating and maintenance agreement (“COMA”) income, less the cost of natural gas, NGLs and condensate purchased. Revenue includes revenue generated from fixed fees associated with the gathering and treating of natural gas and from the sale of natural gas, NGLs and condensate resulting from gathering, processing and fractionating activities under fixed-margin and POP arrangements. The cost of natural gas, NGLs and condensate includes volumes of natural gas, NGLs and condensate remitted back to producers pursuant to POP arrangements and the cost of natural gas purchased for our own account, including pursuant to fixed-margin arrangements.
We define segment gross margin in our Transmission segment as revenue generated from firm and interruptible transportation agreements and fixed-margin arrangements, plus other related fees, less COMA income, less the cost of natural gas purchased in connection with fixed-margin arrangements. Substantially all of our gross margin in this segment is fee-based or fixed-margin, with little to no direct commodity price risk.
Effective October 1, 2012, we changed our segment gross margin measure to exclude COMA income. For the three months ended March 31, 2013 and 2012, less than $0.1 million and $0.5 million in COMA income was excluded from our Gathering and Processing segment gross margin, respectively and less than $0.1 million and $0.7 million in COMA income was excluded from our Transmission segment gross margin, respectively.
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
We define adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation expense, certain non-cash charges such as non-cash equity compensation, unrealized losses on commodity derivative contracts and selected charges that are unusual or non-recurring, less interest income, income tax benefit, unrealized gains on commodity derivative contracts, COMA income, amortization of commodity put purchase costs, and selected gains that are unusual or non-recurring. The GAAP measure most directly comparable to adjusted EBITDA is net income.
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

Note About Non-GAAP Financial Measures
Gross margin, adjusted EBITDA and distributable cash flow are all non-GAAP financial measures. Each has important limitations as an analytical tool because it excludes some, but not all, items that affect the most directly comparable GAAP financial measures. Management compensates for the limitations of these non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.
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
For a reconciliation of gross margin to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 14 "Reporting Segments" to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report.
The following tables reconcile the non-GAAP financial measures, adjusted EBITDA and distributable cash flow, used by management to their most directly comparable GAAP measures for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in thousands)
Reconciliation of Net income (loss) attributable to the Partnership to Adjusted EBITDA to Distributable Cash Flow
Net income (loss) attributable to the Partnership	$(3,553)	$1,691
Add:
Depreciation and accretion expense	5,678	5,159
Interest expense	1,499	757
Debt issuance costs	912	—
Unrealized (gain) loss on commodity derivatives	481	(323)
Non-cash equity compensation expense	388	331
Transaction expenses	342	—
Deduct:
COMA income	106	1,206
Straight-line amortization of put costs (1)	27	112
OPEB plan net periodic benefit (cost)	18	21
Gain (loss) on involuntary conversion of property, plant and equipment	421	—
Gain (loss) on sale of assets, net	—	5
Adjusted EBITDA (5)	$5,175	$6,271
Deduct:
Cash interest expense (2)	$1,482	$616
Normalized maintenance capital (3)	1,041	875
Normalized integrity management (4)	173	375
Distributable Cash Flow	$2,479	$4,405

(1)	Amounts noted represent the straight-line amortization of the cost of commodity put contracts over the life of the contract.

(2)	Excludes amortization of debt issuance costs and mark-to-market adjustments related to interest rate derivatives.

(3)	Amounts noted represent estimated annual maintenance capital expenditures of $4.2 million which is what we expect to be required to maintain our assets over the long term.

(4)	Amounts noted represent average estimated integrity management costs over the seven year mandatory testing cycle net of integrity management costs that are expensed in Direct operating expenses.

(5)	Adjusted EBITDA is calculated in accordance with our credit agreement.
General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook” in the Annual Report.
Results of Operations — Combined Overview
For the three months ended March 31, 2013, gross margin decreased to $12.9 million or 0.4% compared to the same period in 2012. The decrease in gross margin was largely a result of lower realized NGL prices and reduced gathering and processing volumes associated with one of our offshore pipeline systems which in turn negatively impacted our financial performance for the three months ended March 31, 2013 offset by the acquisition of a 87.4% undivided interest in the Chatom system, effective July 1, 2012 which contributed incremental gross margin of $2.7 million for the three months ended March 31, 2013.
Our distributable cash flow for the three months ended March 31, 2013 was $2.5 million. We distributed $4.0 million to our unitholders or $0.4325 per unit paid subsequent to the fourth quarter for that quarter.
The following table and discussion presents certain of our historical consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview.

	Three months ended March 31,
	2013	2012
	(in thousands)
Statement of Operations Data:
Revenue	$63,521	$47,388
Unrealized gain (loss) on commodity derivatives	(481)	323
Total revenue	63,040	47,711
Operating expenses
Purchases of natural gas, NGLs and condensate	50,494	33,209
Direct operating expenses	5,143	3,240
Selling, general and administrative expenses	3,425	3,329
Equity compensation expense (a)	388	331
Depreciation and accretion expense	5,678	5,159
Total operating expenses	65,128	45,268
Gain (loss) on involuntary conversion of property, plant and equipment	421	—
Gain (loss) on sale of assets, net	—	5
Operating income (loss)	(1,667)	2,448
Other income (expenses):
Interest expense	(1,731)	(757)
Net income (loss)	$(3,398)	$1,691
Net income (loss) attributable to noncontrolling interests	$155	$—
Net income (loss) attributable to the Partnership	$(3,553)	$1,691
Other Financial Data:
Gross margin (b)	$12,921	$12,974
Adjusted EBITDA (c)	$5,175	$6,271
Distributable cash flow (d)	$2,479	$4,405

(a)	Represents cash and non-cash costs related to our LTIP. Of these amounts, $0.4 million and $0.3 million, for the three months ended March 31, 2013 and 2012, respectively.

(b)
For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 14 "Reporting Segments" to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of how we use gross margin to evaluate our operating performance.

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

Three months ended March 31, 2013 Compared to Three months ended March 31, 2012
Revenue. Our revenue for the three months ended March 31, 2013 was $63.5 million compared to $47.4 million for the three months ended March 31, 2012. This increase of $16.1 million was primarily due to the following:

•
Natural gas revenues increased $7.8 million as a result of higher realized natural gas prices of $3.70/Mcf, an increase of $0.96/Mcf period over period, along while natural gas sales volumes remained constant period over period;

•
NGL revenues remained flat as a result of higher gross NGL production volumes of 2.5 Mgal/d due to higher volumes from the newly acquired Chatom system, effectively July 1, 2012, offset by lower realized NGL prices of $0.88/gal, a decrease of $0.48/gal period over period;

•
Condensate revenues increased $9.7 million as a result of higher condensate production of 35.5 Mgal/d due to the newly acquired Chatom system, effective July 1, 2012, offset by lower realized condensate prices of $2.39/gal, a decrease of $0.19/gal period over period; and

•
Transmission revenues from the transportation of natural gas increased $3.5 million as a result of higher realized natural gas prices on our fixed margin contracts of $0.59/Mcf amounting to $1.2 million and higher transmission throughput of 49.3 MMcf/d or 13% period over period.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended March 31, 2013 were $50.5 million compared to $33.2 million for the three months ended March 31, 2012. This increase of $17.3 million was primarily due to higher purchase costs associated with natural gas and NGLs amounting to $7.6 million and $8.0 million, respectively due to higher realized natural gas prices and higher NGL and condensate production related to POP contracts associated with owned processing plants in our Gathering and Processing segment.
Gross Margin. Gross margin for the three months ended March 31, 2013 was $12.9 million compared to $13.0 million for the three months ended March 31, 2012. This decrease of $0.1 million was primarily due to lower gross margin in our Gathering and Processing segment as a result of lower natural gas throughput volumes of 122.4 MMcf/d or 33% in our Gathering and Processing segment amounting to $1.6 million, offset by additional gross margin at our Chatom system, effective July 1, 2012, which contributed incremental gross margin of $2.7 million for the three months ended March 31, 2013.
Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2013 were $5.1 million compared to $3.2 million in the three months ended March 31, 2012. This increase of $1.9 million was primarily due to: (i) $1.1 million of additional direct operating expenses associated with our newly acquired Chatom system, effective July 1, 2012; (ii) $0.2 million of costs associated with our 2013 integrity management program; and (iii) $0.2 million of costs associated with additional lease expense and other operating expense associated with our Madison County system.
Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three months ended March 31, 2013 were $3.4 million compared to $3.3 million for the three months ended March 31, 2012. This increase of $0.1 million was primarily due to increased costs associated with contract services, labor and consulting.
Equity Compensation Expense. Compensation expense related our LTIP for the three months ended March 31, 2013 was $0.4 million compared to $0.3 million for the three months ended March 31, 2012. This increase of $0.1 million was primarily due to the amortization of additional unit based awards granted in 2012.
Depreciation and Accretion Expense. Depreciation expense for the three months ended March 31, 2013 was $5.7 million compared to $5.2 million for the three months ended March 31, 2012. This increase of $0.5 million was due to depreciation associated with newly acquired Chatom system, effectively July 1, 2012 and capital projects placed into service during the period.
Results of Operations — Segment Results
The table below contains key segment performance indicators related to our segment results of operations.

	Three months ended March 31,
	2013	2012
	(in thousands except operational data)
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$48,862	$34,250
Unrealized gain (loss) on commodity derivatives	(481)	323
Total revenue	48,381	34,573
Purchases of natural gas, NGLs and condensate	$39,893	$24,833
Direct operating expenses	$3,744	$2,157
Other financial data:
Segment gross margin	$8,926	$8,956
Operating data:
Average throughput (MMcf/d)	244.9	367.3
Average plant inlet volume (MMcf/d) (a) (b)	97.1	148.6
Average gross NGL production (Mgal/d) (a) (c)	53.9	51.4
Average gross condensate production (Mgal/d) (a) (c)	44.2	6.2
Average realized prices:
Natural gas ($/MMcf)	$3.70	$2.74
NGLs ($/gal)	$0.88	$1.36
Condensate ($/gal)	$2.39	$2.58
Transmission segment
Financial data:
Total revenue	$14,659	$13,138
Purchases of natural gas, NGLs and condensate	$10,601	$8,376
Direct operating expenses	$1,399	$1,083
Other financial data:
Segment gross margin	$3,995	$4,018
Operating data:
Average throughput (MMcf/d)	442.6	393.3
Average firm transportation - capacity reservation (MMcf/d)	777.7	761.3
Average interruptible transportation - throughput (MMcf/d)	129.1	56.6

(a)	Excludes volumes and gross production under our elective processing arrangements.

(b)	Includes gross plant inlet volume associated with our interest in the Burns Point processing plant.

(c)	Includes net NGL production associated with our interest in the Burns Point processing plant.
Three months ended March 31, 2013 Compared to Three months ended March 31, 2012
Gathering and Processing Segment
Revenue. Segment total revenue in the three months ended March 31, 2013 was $48.4 million compared to $34.6 million in the three months ended March 31, 2012. This increase of $13.8 million was primarily due to the following:

•	Higher realized natural gas prices of 35% offset by lower realized NGL prices of 35% and realized condensate prices of 7% period over period as a result of variable commodity prices;

•
Higher average gross NGL production amounting to 2.5 Mgal/d period over period as a result of our Bazor Ridge system and our acquired 87.4% undivided interest in the Chatom system, effective July 1, 2012 offset by lower production at our Burns Point Plant;

•	Higher average gross condensate production amounting to 38.0 Mgal/d period over period as a result of our acquired 87.4% undivided interest in the Chatom system, effective July 1, 2012; offset by

•
Lower average natural gas throughput volumes amounting to 122.4 MMcf/d or 33% period over period as a result of lower volumes at our Burns Point Plant and Quivira system. Notably, our Quivira system continues to see a lower level volumes on one of its offshore pipeline systems as a result of a producer's work on one of its platforms which provided access to an alternative market that offers competitive terms. The Partnership continues to work with this producer to negotiate the return of a portion of historical volumes to the offshore pipeline system, although the contract terms may change for this portion of volumes going forward and may have a material negative impact on financial results; and

•
An increase in unrealized losses of $0.8 million period over period on our commodity derivatives which comprised of financial swaps, collars and option contracts used to mitigate commodity price risk that will settled in 2013. For a discussion of our commodity derivative positions, please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended March 31, 2013 were $39.9 million compared to $24.8 million for the three months ended March 31, 2012. This increase of $15.1 million was primarily due to higher purchase costs associated with natural gas and NGLs amounting to $7.6 million and $8.0 million, respectively due to higher realized natural gas prices and higher NGL and condensate production related to POP contracts associated with owned processing plants.
Segment Gross Margin. Segment gross margin for the three months ended March 31, 2013 was $8.9 million compared to $9.0 million for the three months ended March 31, 2012. This decrease of $0.1 million was primarily due to the following:

•	Incremental segment gross margin of $2.7 million associated with higher average condensate production of 38.0 Mgal/d as a result of the newly acquired Chatom system, effective July 1, 2012;

•
Lower segment gross margins of $1.6 million associated with our Burns Point Plant and Quivira system. Notably, our Quivira system continues to see a lower level of volumes on one of its offshore pipeline systems as a result of a producer's work on one of its platforms which provided access to an alternative market that offers competitive terms;

•	Lower segment gross margin of $0.7 million associated with lower NGL sales volumes at our Bazor Ridge and Gloria systems due to lower realized NGL prices related to POP contracts; and

•
An increase in realized gains of $0.2 million period over period on our commodity derivatives which comprised of financial swaps, collars and option contracts which were used to mitigate commodity price risk that settled in 2013.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2013 were $3.7 million compared to $2.2 million for the three months ended March 31, 2012. This increase of $1.6 million was primarily due to the operating costs associated with our 87.4% undivided interest in the Chatom system, effective July 1, 2012 amounting to $1.1 million; and incremental costs associated with the 2013 integrity management program amounting to $0.2 million.
Transmission Segment
Revenue. Segment total revenue for the three months ended March 31, 2013 was $14.7 million compared to $13.1 million for the three months ended March 31, 2012. This increase of $1.6 million in segment revenue was primarily due to -

•	Higher realized natural gas prices on our fixed margin contracts of $0.59/Mcf amounting to $1.2 million;

•
Total natural gas throughput volumes on our Transmission systems for the three months ended March 31, 2013 was 442.6 MMcf/d compared to 393.3 MMcf/d for the three months ended March 31, 2012 representing a 13% increase period over period.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended March 31, 2013 were $10.6 million compared to $8.4 million for the three months ended March 31, 2012. This increase of $2.2 million was primarily due to higher realized natural gas prices, which resulted in higher natural gas purchase costs associated with our fixed margin agreements on MLGT and Midla.
Segment Gross Margin. Segment gross margin for the three months ended March 31, 2013 was $4.0 million compared to $4.0 million for the three months ended March 31, 2012. This decrease of less than $0.1 million was primarily due to lower firm transportation revenues offset by slightly higher interruptible transportation revenue from our Midla system.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2013 were $1.4 million compared to $1.1 million for the three months ended March 31, 2012. This increase of $0.3 million is primarily due to line loss associated with our Midla system amounting $0.4 million.
Liquidity and Capital Resources
Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.
Our Credit Facility
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
For the three months ended March 31, 2013 and 2012, the weighted average interest rate on borrowings under our credit facility was approximately 4.34% and 3.72%, respectively.
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
The principal indicators of our liquidity at March 31, 2013 were our cash on hand and availability under our June 2012 amended credit facility as it existed prior to the Fourth Amendment as discussed below. As of March 31, 2013, our available liquidity was $9.1 million, comprised of cash on hand of less than $0.1 million and $9.1 million available under our June 2012 amended credit facility as it existed at that time. As of May 10, 2013, our available liquidity was $40.9 million.
In the near term, we expect our sources of liquidity to include cash generated from operations, borrowings under our June 2012 amended credit facility and issuances of debt and equity securities. As a result of the contribution of the High Point assets to the Partnership (with the resultant expected increase in the Partnership's EBITDA for the trailing twelve months), the Fourth Amendment, and the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to:

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
in each case until at least April 16, 2014. Please see “Recent Developments — ArcLight Transactions” for more information about the ArcLight Transactions.

We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our June 2012 amended credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our June 2012 amended credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013 but we were able to obtain wavers from the lenders for these covenant breaches.. On April 15, 2013, we entered into a Fourth Amendment to our June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015. The Partnership believes that the consummation of the ArcLight Transactions will allow it to comply with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment until at least April 16, 2014. However, no assurances can be given that the ArcLight Transactions will achieve the necessary ratios or that the contributed business can yield the necessary cash flows.

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
Our working capital deficit was $0.3 million at March 31, 2013.
Cash Flows
The following table reflects cash flows for the applicable periods:

	Three months ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,103	$4,183
Investing activities	(7,492)	(963)
Financing activities	5,858	(3,933)
Three months ended March 31, 2013 Compared to Three months ended March 31, 2012
Operating Activities. Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2013 compared to $4.2 million for the three months ended March 31, 2012. Net cash provided by operating activities for the three months ended March 31, 2013 decreased period over period primarily due to i) a decrease in gross margin largely as a result of lower realized NGL prices and reduced gathering and processing volumes associated with one of our offshore pipeline systems partially offset by the acquisition of a 87.4% undivided interest in the Chatom system, effective July 1, 2012 which contributed incremental gross margin of $2.7 million for the three months ended March 31, 2013; ii) an increase in direct operating expenses of $2.5 million due to the acquisition of a 87.4% undivided interest in the Chatom system, effective July 1, 2012, of $1.1 million and an increase in integrity management expenses of $0.2 million; offset by iii) net positive changes in operating assets and liabilities of $0.9 million due to accruals of expected future operating cash receipts and cash payments; and iv) an increase in proceeds received from the settlement of commodity derivatives of $0.3 million.
One of the primary sources of variability in our cash flows from operating activities is fluctuation in commodity prices, which we partially mitigate by entering into commodity derivatives. Average throughput volume changes also impact cash flow, but have not been as volatile as commodity prices. Our long-term cash flows from operating activities are dependent on commodity prices, average throughput volumes, costs required for continued operations and cash interest expense.
Investing Activities. Net cash used in investing activities was $7.5 million for the three months ended March 31, 2013 compared to $1.0 million for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2013 increased year over year primarily due to i) $5.7 million used to fund the development of our Madison County system and ii) $1.2 million used to fund maintenance capital primarily associated improvements at our Bazor Ridge system.
Financing Activities. Net cash provided in financing activities was $5.9 million for the three months ended March 31, 2013 compared to net cash used of $3.9 million for the three months ended March 31, 2012. Cash provided by financing activities for the three months ended March 31, 2013 increased year over year primarily due to an increase of $10.0 million in net borrowings from our June 2012 amended credit facility to fund growth opportunities and maintenance capital.
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

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the three months ended March 31, 2013, capital expenditures totaled $8.1 million including new development of $5.6 million, expansion capital expenditures of $0.4 million, maintenance capital expenditures of $1.9 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $0.2 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our partnership agreement.
We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. As a result of the contribution of the High Point assets to the Partnership, the Fourth Amendment, the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to meet our requirements for future expansion capital expenditures until at least April 16, 2014.
We depend on our June 2012 amended credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our June 2012 amended credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our June 2012 amended credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013 but we were able to obtain wavers from the lenders for these covenant breaches. On April 15, 2013, we entered into a Fourth Amendment to our June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015.
Integrity Management
Certain operating assets require an ongoing integrity management program under regulations of the U.S. Department of Transportation, or DOT. These regulations require transportation pipeline operators to implement continuous integrity management programs over a seven-year cycle. Our current program addresses sixteen high consequence areas, or HCAs, that required further testing pursuant to DOT regulations. We expect to incur approximately $2.0 million in integrity management expenses for the year ended December 31, 2013 associated with these HCAs to complete the current integrity management program.
Over the course of the seven-year cycle, we expect to incur an average of $1.5 million in integrity management expenses per year .
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

On February 14, 2013, we paid a distribution for the fourth quarter 2012 of $0.4325 per unit, or $4.0 million.
Contractual Obligations
The table below summarizes our obligations and other commitments as of March 31, 2013.

	Payments Due by Period
	(in thousands)
	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases and service contracts	$2,210	$317	$447	$420	$176	$140	$710
Asset retirement obligations	8,329	—	—	—	7,867	—	462
Total	$10,539	$317	$447	$420	$8,043	$140	$1,172
Critical Accounting Policies
There were no changes to our significant accounting policies from those disclosed in the Annual Report.
Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, applies to financial instruments or derivative transactions accounted for under ASC 815. The amendments require disclosures to present both gross and net amounts of derivative assets and liabilities that are subject to master netting arrangements with counterparties. We currently present our derivative assets and liabilities net on our statement of financial position. We have provided additional disclosures regarding the gross amounts of derivative assets and liabilities in Note 5 "Derivatives" in accordance with these new standards updates.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires entities to present either in a single note or parenthetically on the face of the financial statements (i) the amount of significant items reclassified from each component of AOCI and (ii) the income statement line items affected by the reclassifications. We adopted this guidance during the first quarter of 2013 which did not have a material impact on our condensed consolidated financial statements as there are currently no items reclassified from AOCI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures about Market Risk included in the Annual Report. There have been no material changes to that information. Also, see Note 5 "Derivatives" to the unaudited condensed consolidated financial statements for additional discussion related to derivative instruments and hedging activities.
During 2012, we entered into additional commodity contracts with existing counterparties to hedge our 2013 exposure to commodity prices. As of March 31, 2013, we have hedged approximately 53% of our expected exposure to commodity prices for the remainder of 2013.
The table below sets forth certain information regarding the financial instruments used to hedge of commodity price risk as of March 31, 2013:

Commodity	Instrument	Notional Volumes (a)	Average Price	Period	Unrealized gain (loss) at March 31, 2013
					(in thousands)
Natural Gas (Mmbtu)	Swaps	(201,000)	$3.73	Apr 2013 - Dec 2013	$(117)

NGLs (gals)	Swaps	(2,214,000)	1.53	Apr 2013 - Dec 2013	940
	Puts	(619,000)	1.18	Apr 2013 - Dec 2013	15
	Collars	(4,173,000)	1.22	Apr 2013 - Dec 2013	42

Oil (bbls)	Swaps	(69,000)	102.19	Apr 2013 - Dec 2013	(392)
					$488

(a)	Contracted volumes represented as a net short financial position by instrument.

Interest Rate Risk
During the three months ended March 31, 2013, we had exposure to changes in interest rates on our indebtedness associated with our credit facility. We currently do not hold nor do we anticipate entering into any interest rate hedging contracts at this time, but changing market conditions may require interest rate hedging contracts to mitigate our exposure to interest rate risk.
The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will begin to tighten, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.3 million for the three months ended March 31, 2013.

Item 4. Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner’s President and Chief Executive Officer (our principal executive officer) and our general partner’s Senior Vice President & Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of March 31, 2013. This evaluation was performed by our management, with the participation of our general partner’s President and Chief Executive Officer and Senior Vice President & Chief Financial Officer. Based on this evaluation, our general partner’s President and Chief Executive Officer and Senior Vice President & Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.
Changes in internal control
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1	Second Waiver to Credit Agreement, dated as of January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on January 29, 2013).
10.2	Third Waiver to Credit Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 1, 2013).
31.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: May 14, 2013

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

10.1	Second Waiver to Credit Agreement, dated as of January 24, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on January 29, 2013).
10.2	Third Waiver to Credit Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 1, 2013).
31.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Brian F. Bierbach, President and Chief Executive Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the general partner of American Midstream Partners, LP, for the March 31, 2013 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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