Form 10-Q
period 2013-06-30
American Midstream Partners, LP
filed 2013-08-14
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There were 4,696,666 common units, 4,526,066 subordinated units and 5,142,857 Series A Convertible Preferred Units of American Midstream Partners, LP outstanding as of July 31, 2013. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

		Page
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (unaudited)	6
	Condensed Consolidated Statements of Changes in Partners’ Capital and Noncontrolling Interest as of and for the six months ended June 30, 2013 and 2012 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	8
	Notes to Unaudited Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Cautionary Statement About Forward-Looking Statements	34
	Overview	34
	Recent Developments	35
	Subsequent Event	38
	Our Operations	39
	How We Evaluate Our Operations	40
	General Trends and Outlook	43
	Liquidity and Capital Resources	50
	Critical Accounting Policies	55
	Recent Accounting Pronouncements	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION		56

Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57

Glossary of Terms
As generally used in the energy industry and in this Quarterly Report on Form 10-Q (the “Quarterly Report”), the identified terms have the following meanings:

ASC        Accounting Standards Codification; trademark of the Financial Accounting Standards Board (FASB).

Bbl         Barrels: 42 U.S. gallons measured at 60 degrees Fahrenheit.

Bcf         One billion cubic feet.

Btu	British thermal unit; the approximate amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Condensate
Liquid hydrocarbons present in casinghead gas that condense within the gathering system and are removed prior to delivery to the gas plant. This product is generally sold on terms more closely tied to crude oil pricing.

/d        Per day.

EBITDA	Net income (loss) before net interest expense, income taxes, and depreciation and amortization. EBITDA is a non-GAAP measurement.

FERC         Federal Energy Regulatory Commission.

Fractionation    Process by which natural gas liquids are separated into individual components.

GAAP	General Accepted Accounting Principles: Accounting principles generally accepted in the United States of America.

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

As used in this Quarterly Report, unless the context otherwise requires, “we,” “us,” “our,” the “Partnership” and similar terms refer to American Midstream Partners, LP, together with its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$423	$576
Accounts receivable	3,222	1,958
Unbilled revenue	25,479	21,512
Risk management assets	2,082	969
Other current assets	5,530	3,226
Total current assets	36,736	28,241
Property, plant and equipment, net	282,953	223,819
Noncurrent assets held for sale, net	874	—
Other assets, net	6,380	4,636
Total assets	$326,943	$256,696
Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$6,183	$5,527
Accrued gas purchases	19,381	17,034
Accrued expenses and other current liabilities	12,826	9,619
Current portion of long-term debt	1,250	—
Risk management liabilities	290	—
Total current liabilities	39,930	32,180
Risk management liabilities	28	—
Asset retirement obligations	34,250	8,319
Other liabilities	188	309
Long-term debt	123,660	128,285
Total liabilities	198,056	169,093
Commitments and contingencies (see Note 13)
Convertible preferred units
Series A convertible preferred units (5,143 thousand units issued and outstanding as of June 30, 2013)	91,073	—
Equity and partners’ capital
General partner interest (185 thousand units issued and outstanding as of June 30, 2013 and December 31, 2012)	(129)	548
Limited partner interest (9,209 and 9,165 thousand units issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	30,310	79,266
Accumulated other comprehensive income	295	351
Total partners’ capital	30,476	80,165
Noncontrolling interests	7,338	7,438
Total equity and partners' capital	37,814	87,603
Total liabilities, equity and partners' capital	$326,943	$256,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except for per unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$73,828	$39,487	$133,613	$84,077
Gain on commodity derivatives, net	914	3,835	609	4,103
Total revenue	74,742	43,322	134,222	88,180
Operating expenses:
Purchases of natural gas, NGLs and condensate	57,396	27,942	104,698	58,711
Direct operating expenses	7,121	3,194	11,923	6,079
Selling, general and administrative expenses	4,588	3,668	8,013	6,997
Equity compensation expense	1,097	467	1,485	798
Depreciation and accretion expense	6,698	5,092	12,344	10,218
Total operating expenses	76,900	40,363	138,463	82,803
Gain on involuntary conversion of property, plant and equipment	—	—	343	—
Gain on sale of assets, net	—	117	—	122
Loss on impairment of property, plant and equipment	(15,232)	—	(15,232)
Operating (loss) income	(17,390)	3,076	(19,130)	5,499
Other expense:
Interest expense	(2,190)	(825)	(3,921)	(1,582)
Net (loss) income from continuing operations	$(19,580)	$2,251	$(23,051)	$3,917
Discontinued operations
(Loss) gain from operations of disposal groups	$(1,869)	$76	$(1,796)	$101
Net (loss) income	$(21,449)	$2,327	$(24,847)	$4,018
Net income attributable to noncontrolling interests	$188	$—	$343	$—
Net (loss) income attributable to the Partnership	$(21,637)	$2,327	$(25,190)	$4,018
General partners' interest in net (loss) income	$(428)	$46	$(497)	$80
Limited partners’ interest in net (loss) income	$(21,209)	$2,281	$(24,693)	$3,938
Limited partners’ net (loss) income from continuing operations per unit (basic) (See Note 10)	$(4.00)	$0.24	$(4.39)	$0.42
Limited partners’ net (loss) income per unit (basic) (See Note 10)	$(4.20)	$0.25	$(4.58)	$0.43
Weighted average number of units used in computation of limited partners’ net (loss) income per unit (basic)	9,198	9,107	9,183	9,100
Limited partners’ net (loss) income from continuing operations per unit (diluted) (See Note 10)	$(4.00)	$0.24	$(4.39)	$0.41
Limited partners’ net (loss) income per unit (diluted) (See Note 10)	$(4.20)	$0.25	$(4.58)	$0.43
Weighted average number of units used in computation of limited partners’ net (loss) income per unit (diluted) (See Note 10)	9,198	9,276	9,183	9,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$(21,449)	$2,327	$(24,847)	$4,018
Unrealized gain (loss) on post retirement benefit plan assets and liabilities	(43)	14	(56)	17
Comprehensive (loss) income	(21,492)	2,341	(24,903)	4,035
Less: Comprehensive income attributable to noncontrolling interests	188	—	343	—
Comprehensive (loss) income attributable to Partnership	$(21,680)	$2,341	$(25,246)	$4,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Partners’ Capital
and Noncontrolling Interest
(Unaudited, in thousands)

	Limited Partner Interest	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interest
Balances at December 31, 2011	$99,890	$1,091	$415	$101,396	—
Net income	3,938	80	—	4,018	—
Unitholder contributions	—	13	—	13	—
Unitholder distributions	(7,870)	(161)	—	(8,031)	—
LTIP vesting	364	(364)	—	—	—
Tax netting repurchase	(88)	—	—	(88)	—
Unit based compensation	97	701	—	798	—
Other comprehensive income	—	—	17	17	—
Balances at June 30, 2012	$96,331	$1,360	$432	$98,123	—

Balances at December 31, 2012	$79,266	$548	$351	$80,165	$7,438
Net (loss) income	(24,693)	(497)	—	(25,190)	343
Unitholder distributions	(9,749)	(203)	—	(9,952)	—
Fair value of Series A Units in excess of net assets received	(15,300)	(312)	—	(15,612)	—
Net distributions to noncontrolling interest owners	—	—	—	—	(443)
LTIP vesting	1,125	(1,125)	—	—	—
Tax netting repurchase	(339)	—	—	(339)	—
Unit based compensation	—	1,460	—	1,460	—
Other comprehensive loss	—	—	(56)	(56)	—
Balances at June 30, 2013	$30,310	$(129)	$295	$30,476	$7,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(24,847)	$4,018
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and accretion expense	12,344	10,283
Amortization of deferred financing costs	614	284
Amortization of weather derivative premium	95	—
Unrealized loss (gain) on commodity derivatives	245	(3,494)
Unit based compensation	1,460	798
OPEB plan net periodic cost (benefit)	(37)	(41)
Gain on involuntary conversion of property, plant and equipment	(343)	—
Gain on sale of assets, net	—	(122)
Loss on impairment of property, plant and equipment	15,232	—
Loss on impairment of noncurrent assets held for sale	1,807	—
Changes in operating assets and liabilities, net:
Accounts receivable	2,365	(55)
Unbilled revenue	(2,522)	5,656
Risk management assets	(1,134)	—
Other current assets	(255)	1,013
Other assets, net	(62)	(41)
Accounts payable	3,639	(160)
Accrued gas purchases	2,347	(5,264)
Accrued expenses and other current liabilities	832	(1,769)
Other liabilities	(121)	(135)
Net cash provided by operating activities	11,659	10,971
Cash flows from investing activities
Additions to property, plant and equipment	(12,516)	(2,384)
Proceeds from disposals of property, plant and equipment	—	122
Insurance proceeds from involuntary conversion of property, plant and equipment	482	—
Funds held in escrow	—	(5,500)
Net cash used in investing activities	(12,034)	(7,762)
Cash flows from financing activities
Unit holder contributions	—	13
Unit holder distributions	(7,805)	(8,031)
Issuance of Series A convertible preferred units, net	14,393	—
Net distributions to noncontrolling interest owners	(443)	—
LTIP tax netting unit repurchase	(339)	(88)
Payments for deferred debt issuance costs	(1,315)	(926)
Payments on other debt	(1,139)	—
Borrowings on other debt	1,495	—
Payments on long-term debt	(56,546)	(25,350)
Borrowings on long-term debt	51,921	31,340
Net cash used in financing activities	222	(3,042)

Net (decrease) increase in cash and cash equivalents	(153)	167
Cash and cash equivalents
Beginning of period	576	871
End of period	$423	$1,038
Supplemental cash flow information
Interest payments	$3,017	$1,043
Supplemental non-cash information
(Decrease) increase in accrued property, plant and equipment	$(5,769)	$66
Receivable for reimbursable construction in progress projects	$—	$610
Net assets contributed in exchange for the issuance of Series A convertible preferred units (see Note 3)	$59,994	$—
Fair value of Series A Units in excess of net assets received	$15,612	$—
Accrued unitholder distribution for Series A Units	$2,146	$—
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
Our interstate natural gas pipeline assets transport natural gas through the FERC regulated interstate natural gas pipelines in Louisiana, Mississippi, Alabama and Tennessee. Our interstate pipelines include:

•
American Midstream (Midla), LLC, which owns and operates approximately 370 miles of interstate pipeline that runs from the Monroe gas field in northern Louisiana south through Mississippi to Baton Rouge, Louisiana; and

•
American Midstream (AlaTenn), LLC, which owns and operates approximately 295 miles of interstate pipeline that runs through the Tennessee River Valley from Selmer, Tennessee to Huntsville, Alabama and serves an eight-county area in Alabama, Mississippi and Tennessee.

ArcLight Transactions
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC ("AIM"), an affiliate of American Infrastructure MLP Fund, entered into agreements (the "ArcLight Transactions") with High Point Infrastructure Partners, LLC ("HPIP"), an affiliate of ArcLight Capital Partners, LLC, pursuant to which HPIP (i) acquired 90% of our general partner and all of our subordinated units from AIM and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 newly issued convertible preferred units (the “Series A Units”) issued by the Partnership.  Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's credit facility in connection with the Fourth Amendment. As a result of these transactions, which were also consummated on April 15, 2013, HPIP acquired both control of our general partner and a majority of our outstanding limited partner interests.  The midstream assets contributed by HPIP consist of approximately 600 miles of natural gas and liquids pipeline assets located in southeast Louisiana and the shallow water and deep shelf Gulf of Mexico (commonly referred to as the "High Point system"). The High Point system gathers natural gas from both onshore and offshore producing regions around southeast Louisiana. The onshore footprint is in Plaquemines and St. Bernard's Parishes, LA. The offshore footprint consists of the following federal Gulf of Mexico zones: Mississippi Canyon, Viosca Knoll, West Delta, Main Pass, South Pass and Breton Sound. Natural gas is collected at more than 75 receipt points that connect to hundreds of wells targeting various geological zones in water depths up to 1,000 feet, with an emphasis on oil and liquids-rich reservoirs. The High Point system is comprised of FERC-regulated transmission assets and non-jurisdictional assets, both of which accept natural gas from well production and interconnected pipeline systems. Natural gas is delivered to the Toca Gas Processing Plant, operated by Enterprise, where the products are processed and the residue gas sent to an unaffiliated interstate system owned by Kinder Morgan. See Note 3 "Acquisitions and Divestitures" for further information.

The Partnership believes that the consummation of the ArcLight Transactions will allow it to comply with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment to our June 2012 amended credit agreement ("Fourth Amendment"). However, no assurances can be given that the Partnership's results of operations following the ArcLight Transactions will allow us to comply with financial covenants of the Fourth Amendment. If we are not able to generate sufficient cash flows from operations to comply with the financial covenants in the Fourth Amendment and we are not able enter into an agreement to refinance or obtain covenant default waivers, then the outstanding balance under our credit facility could become due and payable upon acceleration by the lenders in our banking group and other agreements with cross-default provisions, if any, could become due. In addition, failure to comply with any of the covenants under our Fourth Amendment could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders. See Note 17 "Liquidity" for further information.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from audited financial statements but does not include disclosures required by GAAP for annual periods. We have made reclassifications to amounts reported in prior period condensed consolidated financial statements to conform to our current year presentation. These reclassifications did not have an impact on net income for the period previously reported. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of financial position as of June 30, 2013, and December 31, 2012, condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012, statement of comprehensive income for the three and six months ended June 30, 2013 and 2012, statement of changes in partners’ capital and noncontrolling interest for the six months ended June 30, 2013 and 2012, and statements of cash flows for the six months ended June 30, 2013 and 2012.
Our financial results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) filed on April 16, 2013.
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
2. Summary of Significant Accounting Policies

Transactions Between Entities Under Common Control

We may enter into transactions with our general partner whereby we receive a contribution of midstream assets or subsidiaries in exchange for consideration by the Partnership.  We account for the net assets received using the historical book value of the asset or subsidiary being contributed or transferred as these are transaction between entities under common control.  Our historical financial statements may be revised to include the results attributable to the assets contributed from our general partner as if we owned such assets for all period presented by the Partnership since the change in control of our general partner, effective April 15, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which requires entities to present either in a single note or parenthetically on the face of the financial statements (i) the amount of significant items reclassified from each component of AOCI and (ii) the income statement line items affected by the reclassifications. We adopted this guidance during the first quarter of 2013; it did not have a material impact on our condensed consolidated financial statements as there are currently no items reclassified from AOCI.
3. Acquisitions and Divestitures
High Point System
Effective April 15, 2013, our general partner contributed 100% of the limited liability company interests in High Point Gas Transmission, LLC and High Point Gas Gathering, LLC, (the “High Point System”). The High Point System entities own midstream assets consisting of approximately 700 miles of natural gas and liquids pipeline assets located in southeast Louisiana, in the Plaquemines and St. Bernard's Parishes, and the shallow water and deep shelf Gulf of Mexico, including the Mississippi Canyon, Viosca Knoll, West Delta, Main Pass, South Pass and Breton Sound zones. Natural gas is collected at more than 75 receipt points that connect hundreds of wells with an emphasis on oil and liquids-rich reservoirs.

The High Point System, along with $15.0 million in cash, was contributed to us by HPIP in exchange for 5,142,857 Series A Units. Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's credit facility in connection with the Fourth Amendment. The contribution of the High Point System occurred concurrently with HPIP's acquisition of 90% of our general partner and all of our subordinated units, which resulted in HPIP gaining control of the our general partner and a majority of our outstanding limited partner interests.

The fair value of the Series A Units on April 15, 2013 was $17.50 per unit, or $90.0 million and was issued by the Partnership in exchange for cash of approximately $12.5 million and net assets of $61.9 million contributed to the Partnership by our general partner.  The contribution of net assets of the High Point system was accounted for as a transaction between entities under common control whereby the High Point system was recorded at historical book value.  As such, the value of the Series A Units in excess of the net asset contributed by our general partner amounted to $15.6 million and was allocated pro-rata to the general partner and existing limited partners interest based on their ownership interests.

The contribution is being treated as a transaction between entities under common control, under which the net assets received are recorded at their carrying value as of date of transfer. The following table presents the carrying value of the identified assets received and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$1,935
Accounts receivable	3,629
Unbilled revenue	1,445
Other current assets	2,049
Property, plant and equipment, net	82,615
Other assets	1,000
Accounts payable	(11)
Accrued expenses and other current liabilities	(4,077)
Current portion of long-term debt	(893)
Asset retirement obligation liability	(25,763)
Total identifiable net assets	$61,929

Subsequent to the contribution, the High Point System contributed $5.2 million of revenue and $2.0 million of net income attributable to the Partnership's Transmission segment, which are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2013.

Chatom Gathering, Processing and Fractionation Plant
Effective July 1, 2012, we acquired an 87.4% undivided interest in the Chatom system from affiliates of Quantum Resources Management, LLC. The acquisition fair value consideration of $51.4 million includes a credit associated with the cash flow the Chatom system generated between January 1, 2012 and the effective date of July 1, 2012.  The consideration paid by the Partnership consisted of cash, which was funded by borrowings under our revolving credit facility.

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

The following table presents the fair value of consideration transferred to acquire the Chatom system and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the 12.6% noncontrolling interest in the Chatom system at the acquisition date (in thousands):

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

Our 87.4% undivided interest in the Chatom system contributed $13.6 million and $27.3 million of revenue and $1.3 million and $2.4 million of net income attributable to the Partnership for the three and six months ended June 30, 2013, respectively which are included in the condensed consolidated statement of operations.

Other non-strategic midstream assets

We classify long-lived assets to be disposed of through sales that meet specific criteria as held for sale. We cease depreciating those assets effective on the date the asset is classified as held for sale. We record those assets at the lower of their carrying value or the estimated fair value less the cost to sell. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

During the second quarter of 2013, management was approved to commit to a plan to sell certain non-strategic gathering and processing assets which meet specific criteria as held for sale. As of June 30, 2013, certain gathering and processing assets were written down by $1.8 million to the estimated fair value less cost to sell. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates are based on i) present value of estimated EBITDA, ii) an assumed discount rate of 10.0%, and iii) a decline in throughput volumes of 2.5% in 2013 and thereafter.

The net book value of the gathering and processing assets of $0.9 million are presented as Noncurrent assets held for sale, net on the condensed consolidated balance sheet. The following table presents the identifiable assets and liabilities of the assets classified as held for sale as of June 30, 2013 in the condensed consolidated balance sheet (in thousands):

Unbilled revenue	$1,358
Property, plant and equipment, net	874
Accrued gas purchases	(1,222)

As a result of the plan divestiture of these non-strategic midstream assets, we have accounted for these disposal groups as discontinued operations within our Gathering and Processing Segment. Accordingly, we reclassified and excluded the disposal group's results of operations from our results of continuing operations and reported the disposal group's results of operations as

(Loss) gain from operations of disposal groups in our accompanying condensed consolidated statement of operations for all periods presented. We did not, however, elect to present separately the operating, investing and financing cash flows related to the disposal groups in our accompanying condensed consolidated statement of cash flows as this activity was immaterial for all periods presented. The following table presents the revenue, expense and (loss) gain from operations of disposal groups associated with the assets classified as held for sale for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$3,921	$2,738	$7,559	$5,592
Expense	3,983	2,662	7,548	5,491
Impairment	1,807	—	1,807	—
(Loss) gain from operations of disposal groups	(1,869)	76	(1,796)	101
Limited partners' net loss per unit from discontinued operations (basic and diluted)	$(0.20)	$0.01	$(0.19)	$0.01
4. Concentration of Credit Risk and Trade Accounts Receivable
Our primary market areas are located in the United States along the Gulf Coast and in the Southeast. We have a concentration of trade receivable balances due from companies engaged in the production, trading, distribution and marketing of natural gas, NGL and condensate products. This concentration of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Generally, our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable; however, for the six months ended June 30, 2013 and 2012, no allowances on or write-offs of accounts receivable were recorded.
The following table summarizes the percentage of revenue earned from those customers that exceed 10% or greater of the Partnership's consolidated revenue in the consolidated statement of operations for the each of the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	25%	29%	27%	31%
Customer B	12%	—%	14%	—%
Customer C	12%	12%	12%	13%
Customer D	—%	17%	10%	18%
Other	51%	42%	37%	38%
Total	100%	100%	100%	100%
5. Derivatives
Commodity Derivatives
To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management’s view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our general partner. Currently, the commodity derivatives are in the form of swaps, puts and collars. As of June 30, 2013, the aggregate notional volume of our commodity derivatives was 7.1 million gallons.
We enter into commodity contracts with multiple counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of June 30, 2013, we have not posted collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.

Interest Rate Swap

We entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows. As of June 30, 2013, the notional amount of our interest rate swap was $100 million. The interest rate swap was entered into with a single counterparty and we were not required to post collateral.

Weather Derivative

In the second quarter of 2013, we entered into a weather derivative to mitigate the impact of potential unfavorable weather to our operations under which we could receive payments totaling up to $10 million in the event that a hurricane or hurricanes of certain strength pass through the area as identified in the derivative agreement. The weather derivative is being accounted for using the intrinsic value method, under which the fair value of the contract is zero and any amounts received are recognized as gains during the period received. The weather derivative was entered into with a single counterparty and we were not required to post collateral. We paid a premium of approximately $1.1 million which is recorded in Risk management assets on the condensed consolidated balance sheet and is being amortized to Direct operating expense on a straight-line basis over the 12 month term of the contract. As of June 30, 2013, the unamortized amount of the risk management asset was approximately $1.0 million.
As of June 30, 2013 and December 31, 2012, the value associated with our commodity derivatives, interest rate swap instrument and weather derivative were recorded in our condensed consolidated balance sheets, under the captions as follows (in thousands):

	Gross Risk Management Assets		Gross Risk Management Liabilities		Net Risk Management Assets (Liabilities)
Balance Sheet Classification	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Current	$2,153	$1,889	$(71)	$(920)	$2,082	$969
Noncurrent	—	—	—	—	—	—
Total assets	$2,153	$1,889	$(71)	$(920)	$2,082	$969

Current	$—	$—	$(290)	$—	$(290)	$—
Noncurrent	—	—	(28)	—	(28)	—
Total liabilities	$—	$—	$(318)	$—	$(318)	$—
For the three and six months ended June 30, 2013 and 2012, respectively, the realized and unrealized gains (losses) associated with our commodity derivatives, interest rate swap instrument and weather derivative were recorded in our condensed consolidated statements of operations, under the captions as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	Gain (loss) on derivatives		Gain (loss) on derivatives
Statement of Operations Classification	Realized	Unrealized	Realized	Unrealized
2013
Gain on commodity derivatives, net	$360	$554	$536	$73
Interest expense	—	(318)	—	(318)
Direct operating expenses	(95)	—	(95)	—
Total	$265	$236	$441	$(245)
2012
Gain on commodity derivatives, net	$664	$3,171	$609	$3,494

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
We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period for which the transfer has occurred. We recognized transfers out of Level 3 into Level 2 as a result of changes in tenure and market points of certain contracts in the amount of $1.0 million for the year ended December 31, 2012. There were no such transfers for the three and six months ended June 30, 2013 and 2012.
Fair Value of Financial Instruments
The following table sets forth by level within the fair value hierarchy, our commodity derivative instruments and interest rate swap, included as part of Risk management assets and liabilities within the balance sheet, that were measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Commodity derivative instruments, net
June 30, 2013	$1,042	$—	$1,042	$—	$1,042
December 31, 2012	$969	$—	$969	$—	$969
Interest rate swap
June 30, 2013	$(318)	$—	$(318)	$—	$(318)
December 31, 2012	$—	$—	$—	$—	$—

The premium paid to enter the weather derivative described in Note 5 "Derivatives", is included within Risk management assets within the balance sheet but is not included as part of the above table as it is recorded at amortized carrying cost, not fair value.
7. Property, Plant and Equipment
Property, plant and equipment, net, as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Useful Life (in years)	June 30, 2013	December 31, 2012
Land	N/A	$2,254	$2,254
Construction in progress	N/A	2,531	5,053
Base gas	N/A	1,108	—
Buildings and improvements	4 to 40	1,664	1,432
Processing and treating plants	8 to 40	97,787	98,106
Pipelines	5 to 40	236,272	163,447
Compressors	4 to 20	9,485	8,957
Equipment	8 to 20	5,237	4,785
Computer software	5	2,539	1,950
Total property, plant and equipment		358,877	285,984
Accumulated depreciation		(75,924)	(62,165)
Property, plant and equipment, net		$282,953	$223,819
Of the gross property, plant and equipment balances at June 30, 2013 and December 31, 2012, $98.1 million and $26.1 million, respectively, were related to AlaTenn, Midla and HPGT, our FERC regulated interstate assets.

Capitalized interest was less than $0.1 million for the three and six months ended June 30, 2013.
Depreciation expense was $6.7 million and $12.3 million for the three and six months ended June 30, 2013, respectively.
Asset Impairments
During the second quarter of 2013, management determined to change its commercial approach towards certain non-strategic gathering and processing assets. As a result, an asset impairment charge of $15.2 million was recorded in the three months ended June 30, 2013. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates are based on i) present value of estimated EBITDA, ii) an assumed discount rate of 10.0%, and iii) an decline in throughput volumes of 2.5% in 2013 and thereafter.
During the second quarter of 2013, management was approved to commit to a plan to sell certain non-strategic gathering and processing assets which meet specific criteria as held for sale. As of June 30, 2013, certain gathering and processing assets were written down by $1.8 million to the estimated fair value less cost to sell. See Note 3 "Acquisitions and Divestitures".
Insurance proceeds
Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to hurricanes). Some of these events are insurable, thus resulting in a property damage insurance recovery. Amounts we receive from insurance carriers are net of any deductibles related to the covered event. During the three and six months ended June 30, 2013, we collected $0.5 million and $1.1 million, respectively, of nonrefundable cash proceeds from our insurance carrier. During the first quarter of 2013, $0.5 million of nonrefundable cash proceeds were recognized as an offset to property, plant and equipment write-downs of $0.1 million and presented as $0.4 million under the caption Gain (loss) on involuntary conversion of property, plant and equipment. During the second quarter of 2013, $0.6 million of nonrefundable cash proceeds were associated with business interruption and recorded to Revenue in the condensed consolidated statement of operations.

8. Asset Retirement Obligations
We record a liability for the fair value of asset retirement obligations and conditional asset retirement obligations that we can reasonably estimate, on a discounted basis, in the period in which the liability is incurred. We collectively refer to asset retirement obligations and conditional asset retirement obligations as ARO.
Certain assets related to our transmission segment have regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned. These asset retirement obligations include varying levels of activity including disconnecting inactive assets from active assets, cleaning and purging assets, and in some cases, completely removing the assets and returning the land to its original state. These assets have been in existence for many years and with regular maintenance will continue to be in service for many years to come. It is not possible to predict when demand for these transmission services will cease, and we do not believe that such demand will cease for the foreseeable future. A portion of our regulatory obligations is related to assets that we plan to take out of service.

The following table is a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligation at December 31, 2012	$8,319
Obligations assumed	25,764
Accretion expense	167
Asset retirement obligation at June 30, 2013	$34,250
We recorded accretion expense, which is included in Depreciation and accretion expense, of approximately $0.1 million and approximately $0.2 million in our consolidated statements of operations for each of the three and six months ended June 30, 2013, respectively and less than $0.1 million for the three and six months ended June 30, 2012.
We are required to establish security against any potential secondary obligations relating to the abandonment of the certain transmission assets that may be imposed on the previous owner by applicable regulatory authorities. As such, we have a restricted cash account that is established, held, and maintained by a third party that amounts to $1.0 million and is presented in Other assets, net in our condensed consolidated balance sheet as of June 30, 2013.
9. Debt Obligations
Credit facility
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
We were in compliance with the Consolidated Total Leverage Covenant Ratio test, which was 4.62, under our credit facility as of June 30, 2013, in accordance with the leverage covenants as modified in the Fourth Amendment to the credit facility executed on April 15, 2013. As of June 30, 2013, we had approximately $126.3 million of outstanding borrowings and approximately $34.6 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described herein.
See Note 17 "Liquidity" for further updates to our liquidity and long-term debt.
Other debt
Other debt represents insurance premium financing in the original amounts of $3.3 million bearing interest at between 3.22% and 4.00% per annum, which is repayable in equal monthly installments of approximately $0.4 million through the fourth quarter of 2013.
Our outstanding borrowings under debt at June 30, 2013 and December 31, 2012, respectively, were (in thousands):

	June 30, 2013	December 31, 2012
Revolving loan facility	$123,660	$128,285
Other debt	1,250	—
	124,910	128,285
Less: current portion	1,250	—
	$123,660	$128,285
At June 30, 2013 and December 31, 2012, letters of credit outstanding under the credit facility were $2.6 million.
In connection with our credit facility and amendments thereto, we incurred $5.7 million in debt issuance costs that are being amortized on a straight-line basis over the term of the credit facility.
10. Partners’ Capital and Convertible Preferred Units
Our capital accounts are comprised of approximately 2% general partner interest and 98% limited partner interests. Our limited partners have limited rights of ownership as provided for under our partnership agreement and the right to participate in our distributions. Our general partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are non-voting limited partner interests held by our general partner.
Series A Convertible Preferred Units
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC entered in the ArcLight Transactions with High Point, pursuant to which High Point (i) acquired 90% of our general partner and all of our subordinated units from AIM Midstream Holdings and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 Series A Units issued by the Partnership.  Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's credit facility in connection with the Fourth Amendment. As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partnership interests. On April 15, 2013, our general partner entered into the Third Amended & Restated
Agreement of Limited Partnership (the “Amended Partnership Agreement”) of the Partnership providing for the creation and designation of the rights, preferences, terms and conditions of the Series A Units.
The Series A Units receive dividends prior to distributions to Partnership common unitholders. Through October 1, 2014, the dividends distributed to the Series A Unitholders are equal to $0.25 per unit and additional Series A Units in an amount equal to the cash portion of the distribution. Subsequent to that date, the distribution will be the greater of the distribution to be made to common unitholders or approximately $0.50 per unit. The Series A Units may be converted into common units on a one-to-one basis, subject to customary anti-dilutive adjustments, at the option of the unitholders on or any time after January 14, 2014.
Upon any liquidation and winding up of the Partnership or the sale of substantially all of the assets of the Partnership, the holders of Series A Preferred Units generally will be entitled to receive, in preference to the holders of any of the Partnership's other securities, an amount equal to the sum of the $17.50 multiplied by the number of Series A Units owned by such holders, plus all accrued but unpaid distributions on such Series A Preferred Units.
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
The fair value of the Series A Units on April 15, 2013 was $17.50 per unit, or $90.0 million and was issued by the Partnership in exchange for cash of approximately $12.5 million and net assets of $61.9 million contributed to the Partnership by our general partner.  The contribution of net assets of the High Point system was accounted for as a transaction between entities under common control whereby the High Point system was recorded at historical book value.  As such, the value of the Series A Units in excess of the net asset contributed by our general partner amounted to $15.6 million and was allocated pro-rata to the general partner and existing limited partners interest based on their ownership interests. The fair value measurement was based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimate was based on i) present value of estimated future contracted distributions, ii) an assumed discount rate of 18.0%, and iii) an assumed distribution growth rate of 1.0% in 2014 and thereafter.
The numbers of units outstanding as of June 30, 2013 and December 31, 2012, respectively, were as follows (in thousands):

	June 30, 2013	December 31, 2012
Limited partner common units	4,683	4,639
Limited partner subordinated units	4,526	4,526
Preferred units	5,143	—
General partner units	185	185

Net Income (Loss) attributable to Limited Common and General Partner Units
Net income (loss) attributable to the general partner and the limited partners (common and subordinated unit holders) is allocated in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic net income per limited partner unit is computed based on the weighted average number of units outstanding during the period. Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of diluted net income per limited partner unit. There was no dilutive effect of unit based awards for the three and six months ended June 30, 2013. The dilutive effect of unit based awards was 172,552 equivalent units during the three and six months ended June 30, 2012.
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
The following table is the calculation of net income (loss) per limited partner unit for the three and six months ended June 30, 2013 and 2012, respectively (in thousands, with the exception of per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income from continuing operations	$(19,768)	$2,251	$(23,394)	$3,917
Less:
Declared cash distribution on Series A Preferred Units	1,074	—	1,074	—
Declared PIK distribution on Series A Preferred Units	1,074	—	1,074	—
Fair value of Series A Preferred Units in excess of value of contributed High Point System	15,612	—	15,612	—
General partners' distribution	80	81	160	161
General partners' share in undistributed loss	(820)	(35)	(970)	(82)
Net (loss) income from continuing operations available to limited partners	$(36,788)	$2,205	$(40,344)	$3,838

Net (loss) income attributable to the Partnership	$(21,637)	$2,327	$(25,190)	$4,018
Less:
Declared cash distribution on Series A Preferred Units	1,074	—	1,074	—
Declared PIK distribution on Series A Preferred Units	1,074	—	1,074	—
Fair value of Series A Preferred Units in excess of value of contributed High Point System	15,612	—	15,612	—
General partners' distribution	80	81	160	161
General partners' share in undistributed loss	(861)	(34)	(1,013)	(80)
Net (loss) income available to limited partners	$(38,616)	$2,280	$(42,097)	$3,937

Weighted average number of units used in computation of limited partners’ net (loss) income per unit (basic)	9,198	9,107	9,183	9,100

Limited partners’ net (loss) income from continuing operations per unit (basic)	$(4.00)	$0.24	$(4.39)	$0.42
Limited partners’ net (loss) income per unit (basic)	$(4.20)	$0.25	$(4.58)	$0.43

Weighted average number of units used in computation of limited partners’ net (loss) income per unit (diluted)	9,198	9,276	9,183	9,263

Limited partners’ net (loss) income from continuing operations per unit (diluted)	$(4.00)	$0.24	$(4.39)	$0.41
Limited partners’ net (loss) income per unit (diluted)	$(4.20)	$0.25	$(4.58)	$0.43
Distributions
We made distributions of $7.8 million and $8.0 million in the six months ended June 30, 2013 and 2012, respectively. We made no distributions in respect of our general partner’s incentive distribution rights during 2013 or 2012. We depend on our credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow.
As a result of the issuance of the Series A Units, we have accrued $1.1 million equal to the cash portion of the distribution and $1.1 million equal to the additional Series A Units in an amount equal to the cash portion of the distribution payable in the third quarter of 2013.
11. Long-Term Incentive Plan
Our general partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the board of directors of our general partner adopted a long-term incentive plan (“LTIP”) for its employees, consultants and directors who perform services for it or its affiliates. On May 25, 2010, the board of directors of our general partner adopted an amended and restated LTIP. On July 11, 2012, the board of directors of our general partner adopted a second amended and restated LTIP that effectively increased available awards by 871,750 units. At June 30, 2013 and December 31, 2012, 870,555 and 920,193 units, respectively, were available for future grant under the LTIP, giving retroactive treatment to the reverse unit split in connection with our recapitalization described in our Annual Report.
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
The following table summarizes our unit-based awards for each of the periods indicated, in units:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Outstanding at beginning of period	101,950	142,552	90,938	162,860
Granted	56,467	34,560	80,388	34,560
Forfeited	(10,000)	—	(12,426)	—
Vested	(51,684)	(4,560)	(62,167)	(24,868)
Outstanding at end of period	96,733	172,552	96,733	172,552
Fair value per unit	$13.36 to $21.89	$14.70 to $21.40	$13.36 to $21.89	$14.70 to $21.40
The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these awards, including amortization, for the three months ended June 30, 2013 and 2012 was $1.1 million and $0.5 million, respectively, and for the six months ended June 30, 2013 and 2012 was $1.5 million and $0.8 million, respectively, which is classified as equity compensation expense in the condensed consolidated statements of operations and the non-cash portion in partners’ capital on the condensed consolidated balance sheets.
The total fair value of vested units at the time of vesting was $1.1 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.
The total compensation cost related to unvested awards not yet recognized at June 30, 2013 and 2012 was $1.1 million and $2.6 million, respectively, and the weighted average period over which this cost is expected to be recognized as of June 30, 2013 is approximately 1.2 years.
12. Post-Employment Benefits
We sponsor a contributory post-retirement plan that provides medical, dental and life insurance benefits for qualifying U.S. retired employees (referred to as the “OPEB Plan”).
The following table summarizes the components of net periodic benefit recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$1	$1	$2	2
Interest cost	4	4	8	8
Expected return on plan assets	(17)	(16)	(35)	(33)
Amortization of net gain	(6)	(9)	(12)	(18)
Net periodic benefit	$(18)	$(20)	$(37)	$(41)
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
Commitments and contractual obligations
Future non-cancellable commitments related to certain contractual obligations as of June 30, 2013 are presented below (in thousands):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases and service contracts (a)	$3,605	$338	$692	$677	$408	$353	$1,137
Asset retirement obligations	34,250	—	—	—	7,867	—	26,383
Total	$37,855	$338	$692	$677	$8,275	$353	$27,520
(a) - Operating leases and service contracts have been reduced by total minimum sublease rentals of $52 due in the future under noncancelable subleases.
Total expenses related to operating leases, asset retirement obligations, land site leases and right-of-way agreements were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating leases	$265	$225	$484	$439
Asset retirement obligation	157	7	167	13
	$422	$232	$651	$452

14. Related-Party Transactions
Employees of our general partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our general partner to American Midstream, LLC, which, in turn, charges the appropriate subsidiary. Our general partner does not record any profit or margin for the administrative and operational services charged to us. During the three and six months ended June 30, 2013, administrative and operational services expenses of $3.8 million and $6.3 million, respectively, were charged to us by our general partner. During the three and six months ended June 30, 2012, administrative and operational services expenses of $2.5 million and $6.2 million, respectively, were charged to us by our general partner. For the three and six months ended June 30, 2013, our general partner incurred approximately $0.2 million and $0.5 million, respectively, of costs associated with certain business development activities.  If the business development activities result in a project that will be pursued and funded by the Partnership, we will reimburse our general partner for the business development costs related to that project.
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
The contribution of the High Point system, which occurred concurrently with HPIP's acquisition of 90% of our general partner, is presented within our Transmission segment. The following tables set forth our segment information for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended
	June 30,
	2013			2012
	Gathering and Processing	Transmission	Total	Gathering and Processing	Transmission	Total
Revenue	$49,175	$24,653	$73,828	$28,218	$11,269	$39,487
Segment gross margin (a)	9,340	7,583	16,923	8,468	2,786	11,254
Gain on commodity derivatives, net	914	—	914	3,835	—	3,835
Direct operating expenses	3,565	3,556	7,121	2,069	1,125	3,194
Selling, general and administrative expenses			4,588			3,668
Equity compensation expense			1,097			467
Depreciation and accretion expense			6,698			5,092
Gain on sale of assets, net			—			117
Loss on impairment of property, plant and equipment			(15,232)			—
Interest and other expense			(2,190)			(825)
(Loss) gain on discontinued operations			(1,869)			76
Net (loss) income			(21,449)			2,327
Less: Net income attributable to noncontrolling interests			188			—
Net (loss) income attributable to the Partnership			$(21,637)			$2,327

	Six Months Ended
	June 30,
	2013			2012
	Gathering and Processing	Transmission	Total	Gathering and Processing	Transmission	Total
Revenue	$94,297	$39,316	$133,613	$59,670	$24,407	$84,077
Segment gross margin (a)	18,340	11,581	29,921	17,012	6,803	23,815
Gain on commodity derivatives, net	609	—	609	4,103	—	4,103
Direct operating expenses	6,982	4,941	11,923	3,871	2,208	6,079
Selling, general and administrative expenses			8,013			6,997
Equity compensation expense			1,485			798
Depreciation and accretion expense			12,344			10,218
Gain on involuntary conversion of property, plant and equipment			343			—
Gain on sale of assets, net			—			122
Loss on impairment of property, plant and equipment			(15,232)			—
Interest and other expense			(3,921)			(1,582)
(Loss) gain on discontinued operations (b)			(1,796)			101
Net (loss) income			(24,847)			4,018
Less: Net income attributable to noncontrolling interests			343			—
Net (loss) income attributable to the Partnership			$(25,190)			$4,018

(a)
Segment gross margin for our Gathering and Processing segment consists of revenue, realized gain (loss) on commodity derivatives less construction, operating and maintenance agreement (“COMA”) income, less purchases of natural gas, NGLs and condensate (inclusive, of gross margin from discontinued operations). Segment gross margin for our Transmission segment consists of revenue, less COMA income, less purchases of natural gas. Gross margin consists of the sum of the segment gross margin amounts for each of these segments. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow from operations as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner. Effective October 1, 2012, we changed our segment gross margin measure to exclude COMA income. For the three months ended June 30, 2013 and 2012, $0.1 million and $0.1 million in COMA income was excluded from our Gathering and Processing segment gross margin, respectively and less than $0.1 million and $0.8 million in COMA income was excluded from our Transmission segment gross margin, respectively. For the six months ended June 30, 2013 and 2012, $0.1 million and $0.6 million in COMA income was excluded from our Gathering and Processing segment gross margin, respectively and less than $0.1 million and $1.6 million in COMA income was excluded from our Transmission segment gross margin, respectively.

(b)	(Loss) gain on discontinued operations impacts our Gathering and Processing segment.

Asset information, including capital expenditures, by segment is not included in reports used by our management in their monitoring of performance and therefore is not disclosed.

16. Subsidiary Guarantors

The Partnership has filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities. The subsidiaries of the Partnership (the "Subsidiaries") will be co-registrants with the Partnership, and the registration statement will register guarantees of debt securities by one or more of the Subsidiaries (other than American Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of such debt securities). The financial position and operations of the co-issuer are minor and therefore have been included with the Parent's financial information. As of June 30, 2012, the Subsidiaries were 100% owned by the Partnership and any guarantees by the Subsidiaries will be full and unconditional. Beginning July 1, 2012, the Subsidiaries have had an investment in the non-guarantor subsidiaries equal to a 87.4% undivided interest in its Chatom system. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations. None of the assets of the Partnership or the Subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended. For purposes of the following unaudited condensed consolidating financial information, the Partnership's investments in its Subsidiaries and the guarantor subsidiaries' investment in its 87.4% undivided interest in the Chatom system are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of the financial position, results of operations, or cash flows had the subsidiary guarantors operated as independent entities. Condensed consolidating financial information for the Partnership, its combined guarantor subsidiaries and non-guarantor subsidiary as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 is as follows (in thousands):

	Condensed Consolidating Balance Sheet
	June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$422	$—	$—	$423
Accounts receivable	—	2,114	1,108	—	3,222
Unbilled revenue	—	21,585	3,894	—	25,479
Risk management assets	—	2,082	—	—	2,082
Other current assets	—	5,096	434	—	5,530
Total current assets	1	31,299	5,436	—	36,736
Property, plant and equipment, net	—	223,947	59,006	—	282,953
Noncurrent assets held for sale, net	—	874	—	—	874
Investment in subsidiaries	122,621	47,587	—	(170,208)	—
Other assets, net	—	6,380	—	—	6,380
Total assets	$122,622	$310,087	$64,442	$(170,208)	$326,943

Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$—	$(47)	$6,230	$—	$6,183
Accrued gas purchases	—	16,632	2,749	—	19,381
Accrued expenses and other current liabilities	1,073	11,681	72	—	12,826
Current portion of long-term debt	—	1,250	—	—	1,250
Risk management liabilities	—	290	—	—	290
Total current liabilities	1,073	29,806	9,051	—	39,930
Risk management liabilities	—	28	—	—	28
Assets retirement obligations	—	34,250	—	—	34,250
Other liabilities	—	(278)	466	—	188
Long-term debt	—	123,660	—	—	123,660
Total liabilities	1,073	187,466	9,517	—	198,056
Convertible preferred units	91,073	—	—	—	91,073
Total partners' capital	30,476	122,621	47,587	(170,208)	30,476
Noncontrolling interest	—	—	7,338	—	7,338
Total equity and partners' capital	30,476	122,621	54,925	(170,208)	37,814
Total liabilities, equity and partners' capital	$122,622	$310,087	$64,442	$(170,208)	$326,943

	Condensed Consolidating Balance Sheet
	December 31, 2012
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$575	$—	$—	$576
Accounts receivable	—	1,612	346	—	1,958
Unbilled revenue	—	18,102	3,410	—	21,512
Risk management assets	—	969	—	—	969
Other current assets	—	2,967	259	—	3,226
Total current assets	1	24,225	4,015	—	28,241
Property, plant and equipment, net	—	165,001	58,818	—	223,819
Investment in subsidiaries	80,164	51,613	—	(131,777)	—
Other assets, net	—	4,636	—	—	4,636
Total assets	$80,165	$245,475	$62,833	$(131,777)	$256,696

Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$—	$5,100	$427	$—	$5,527
Accrued gas purchases	—	14,606	2,428	—	17,034
Accrued expenses and other current liabilities	—	9,150	469	—	9,619
Total current liabilities	—	28,856	3,324	—	32,180
Asset retirement obligations	—	7,861	458	—	8,319
Other liabilities	—	309	—	—	309
Long-term debt	—	128,285	—	—	128,285
Total liabilities	—	165,311	3,782	—	169,093
Total partners' capital	80,165	80,164	51,613	(131,777)	80,165
Noncontrolling interest	—	—	7,438	—	7,438
Total equity and partners' capital	80,165	80,164	59,051	(131,777)	87,603
Total liabilities, equity and partners' capital	$80,165	$245,475	$62,833	$(131,777)	$256,696

	Condensed Consolidating Statements of Operations
	Three months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$61,729	$13,607	$(1,508)	$73,828
Gain on commodity derivatives, net	—	914	—	—	914
Total revenue	—	62,643	13,607	(1,508)	74,742
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	48,333	10,571	(1,508)	57,396
Direct operating expenses	—	6,004	1,117	—	7,121
Selling, general and administrative expenses	—	4,588	—	—	4,588
Equity compensation expense	—	1,097	—	—	1,097
Depreciation and accretion expense	—	6,284	414	—	6,698
Total operating expenses	—	66,306	12,102	(1,508)	76,900
Loss on impairment of property, plant and equipment	—	(15,232)	—	—	(15,232)
Operating (loss) income	—	(18,895)	1,505	—	(17,390)
Other income (expense):
Earnings from consolidated affiliates	(21,637)	1,317	—	20,320	—
Interest expense	—	(2,190)	—	—	(2,190)
Net (loss) income from continuing operations	(21,637)	(19,768)	1,505	20,320	(19,580)
Discontinued operations	—	(1,869)	—	—	(1,869)
Net (loss) income	(21,637)	(21,637)	1,505	20,320	(21,449)
Net income attributable to noncontrolling interests	—	—	188	—	188
Net (loss) income attributable to the Partnership	$(21,637)	$(21,637)	$1,317	$20,320	$(21,637)

	Condensed Consolidating Statements of Operations
	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue	$—	$109,828	$27,256	$(3,471)	$133,613
Gains on commodity derivatives, net	—	609	—	—	609
Total revenue	—	110,437	27,256	(3,471)	134,222
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	86,680	21,489	(3,471)	104,698
Direct operating expenses	—	9,720	2,203	—	11,923
Selling, general and administrative expenses	—	8,013	—	—	8,013
Equity compensation expense	—	1,485	—	—	1,485
Depreciation and accretion expense	—	11,516	828	—	12,344
Total operating expenses	—	117,414	24,520	(3,471)	138,463
Gain on involuntary conversion of property, plant and equipment	—	343	—	—	343
Loss on impairment of property, plant and equipment	—	(15,232)	—	—	(15,232)
Operating (loss) income	—	(21,866)	2,736	—	(19,130)
Other income (expense):
Earnings from consolidated affiliates	(25,190)	2,393	—	22,797	—
Interest expense	—	(3,921)	—	—	(3,921)
Net (loss) income from continuing operations	(25,190)	(23,394)	2,736	22,797	(23,051)
Discontinued operations	—	(1,796)	—	—	(1,796)
Net (loss) income	(25,190)	(25,190)	2,736	22,797	(24,847)
Net income attributable to noncontrolling interests	—	—	343	—	343
Net (loss) income attributable to the Partnership	$(25,190)	$(25,190)	$2,393	$22,797	$(25,190)

	Condensed Consolidating Statements of Cash Flows
	Six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$8,923	$2,736	$—	$11,659
Cash flows from investing activities
Cost of acquisitions, net of cash acquired	—	—	—	—	—
Additions to property, plant and equipment	—	(12,515)	(1)	—	(12,516)
Proceeds from property damage insurance recoveries	—	482	—	—	482
Net contributions from affiliates	7,805	—	—	(7,805)	—
Net distributions to affiliates	(14,393)	—	—	14,393	—
Net cash provided by (used in) investing activities	(6,588)	(12,033)	(1)	6,588	(12,034)
Cash flows from financing activities
Net contributions from affiliates	—	14,393	—	(14,393)	—
Net distributions to affiliates	—	(5,513)	(2,292)	7,805	—
Unit holder distributions	(7,805)	—	—	—	(7,805)
Issuance of Series A convertible preferred units	14,393	—	—	—	14,393
Net distributions to noncontrolling interest owners	—	—	(443)	—	(443)
LTIP tax netting unit repurchase	—	(339)	—	—	(339)
Payments for deferred debt issuance costs	—	(1,315)	—	—	(1,315)
Payments on other debt	—	(1,139)	—	—	(1,139)
Borrowings on other debt	—	1,495	—	—	1,495
Payments on long-term debt	—	(56,546)	—	—	(56,546)
Borrowings on long-term debt	—	51,921	—	—	51,921
Net cash (used in) provided by financing activities	6,588	2,957	(2,735)	(6,588)	222
Net (decrease) increase in cash and cash equivalents	—	(153)	—	—	(153)
Cash and cash equivalents
Beginning of period	1	575	—	—	576
End of period	$1	$422	$—	$—	$423
Supplemental cash flow information
Interest payments	$—	$3,017	$—	$—	$3,017
Supplemental non-cash information
(Decrease) increase in accrued property, plant and equipment	$—	$(5,769)	$—	$—	$(5,769)
Net assets contributed in exchange for the issuance of Series A convertible preferred units (see Note 3)	$59,994	$—	$—	$—	$59,994
Fair value of Series A Units in excess of net assets received	$15,612	$—	$—	$—	$15,612
Accrued unitholder distribution for Series A Units	$2,146	$—	$—	$—	$2,146

17. Liquidity

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
On April 15, 2013, we repaid approximately $12.5 million in outstanding borrowings under the credit agreement and entered into the Fourth Amendment in connection with the ArcLight Transaction. As a result, we had approximately $130 million of outstanding borrowings as of April 15, 2013 and approximately $45 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described below. Until the quarter ending June 30, 2013, we were not required to meet a Consolidated Leverage Ratio under our June 2012 amended credit facility as amended to date. The Fourth Amendment provides for the following:

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

•	The margins relating to our (i) Eurodollar-based loans range from 2.50% to 4.75% depending on the Consolidated Total Leverage ratio then in effect, and (ii) base rate loans range from 1.5% to 3.75%;

•	The definition of Consolidated Total Indebtedness will not include the Series A Units or certain unsecured surety bonds relating to the High Point Assets;

•	The definition of Consolidated EBITDA (the consolidated EBITDA for the quarters ending June 30 and September 30, 2013 will be annualized for purposes of the Consolidated Total Leverage Ratio) will:

◦	include, on a pro forma basis, the consolidated EBITDA of the High Point Subsidiaries as if they were owned by the Partnership beginning on January 1, 2013;

◦	exclude any insurance proceeds attributable to any event occurring prior to January 1, 2013; and

◦	exclude any one-time, non-recurring transaction expenses of the Partnership incurred in connection with the ArcLight Transactions or the Fourth Amendment.

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

As of July 31, 2013, we had approximately $131.2 million of outstanding borrowings and approximately $29.7 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described herein.

The Partnership believes that the consummation of the ArcLight Transactions will allow it to comply with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment. However, no assurances can be given that the Partnership's results of operations following the ArcLight Transactions will allow us to comply with financial covenants of the Fourth Amendment. If we are not able to generate sufficient cash flows from operations to comply with the financial covenants in the Fourth Amendment and we are not able enter into an agreement to refinance or obtain covenant default waivers, then the outstanding balance under our credit facility could become due and payable upon acceleration by the lenders in our banking group and other agreements with cross-default provisions, if any, could become due. In addition, failure to comply with any of the covenants under our Fourth Amendment could adversely affect our ability to fund ongoing operations and growth capital requirements as well as our ability to pay distributions to our unitholders.

18. Subsequent Events
Distribution
On July 23, 2013, we announced a distribution of $0.4325 per unit for the quarter ended June 30, 2013, or $1.73 per unit on an annualized basis, payable on August 14, 2013 to unitholders of record on August 7, 2013 amounting to $3.7 million, net of $0.4 million of distribution foregone by our general partner.

Equity restructuring

Effective August 9, 2013, we executed an equity restructuring agreement with American Midstream GP, LLC, our general partner, the holder of all of the Incentive Distribution Rights, and HPIP, owner of all of the outstanding subordinated units. As part of the equity restructuring agreement, 4.5 million subordinated units and previous Incentive Distribution Rights of the Partnership were combined into, and restructured as a new class of Incentive Distribution Rights (referred to herein as the “new IDRs”).   The transaction, which does not require further consents or approvals, was unanimously approved by the Board of Directors of the Partnership, on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

The equity restructuring permanently eliminates the subordinated units and previous Incentive Distribution Rights of the Partnership in return for the new IDRs.  Prior to completion of the equity restructuring, we were required to pay the minimum quarterly distribution of $0.4125 per unit on the subordinated units, or approximately $2 million per quarter, prior to increasing the quarterly distribution on American Midstream's common units.

The prior Incentive Distribution Rights provided for our general partner to receive increasing percentages (ranging from 13 percent to 48 percent) of incremental cash distributions after unitholders of the Partnership (both common and subordinated) received quarterly distributions ranging from $0.47438 per unit to $0.61875 per unit.  The new IDRs entitle our general partner to receive 48 percent of any quarterly cash distributions after common unit holders of the Partnership have received the full minimum quarterly distribution ($0.4125 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none).

In conjunction with the equity restructuring, we are entitled to receive $12.5 million that was placed in escrow in conjunction with the acquisition in April 2013 by HPIP of our subordinated units and general partner interests. Once released from escrow, we will use the proceeds to repay borrowings on its credit facility. The former owner of the General Partner commenced legal action against the new majority owner of the General Partner in connection with the equity restructuring.  This legal action may result in a delay of the release of the $12.5 million from escrow.  If a delay occurs, and the delay extends beyond September 30, 2013, the new majority owner of the General Partner has agreed to pay $12.5 million to the Partnership to be used to repay borrowings on its credit facility. Following the release of the $12.5 million from escrow, the former majority owner of the general partner is entitled to receive warrants to purchase 300,000 of the Partnership's common units with a $0.01 per warrant exercise price. The warrants will be exercisable on the later of 18 months from the completion of the equity restructuring or the date that the volume weighted average closing price of the common units exceeds $25.00 for 30 consecutive trading days.

Due to the improvement in distribution coverage resulting from the equity restructuring, management intends to recommend to the board of directors an increase in the quarterly distribution of three percent to five percent beginning with the distribution for the third quarter 2013.

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, the Annual Report and the following:

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative financial instruments to hedge weather, commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids and other commodity prices, interest rates and demand for our services;

•	weather and other natural phenomena;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our existing and recently acquired assets and our success in connecting natural gas supplies to our gathering and processing systems;

•	our ability to grow through acquisitions or internal growth projects and the successful integration and future performance of such assets; and

•	general economic, market and business conditions.
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
Overview
We are a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of natural gas midstream energy assets. We are engaged in the business of gathering, treating, processing, fractionating and transporting natural gas through our ownership and operation of eleven gathering systems, four processing facilities, three interstate pipelines and five intrastate pipelines. We also own a 50% undivided, non-operating interest in a processing plant located in southern Louisiana. Our primary assets, which are strategically located in Alabama, Louisiana, Mississippi, and Texas, provide critical infrastructure that links producers and suppliers of natural gas to diverse natural gas markets, including various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. We currently operate approximately 2,100 miles of pipelines that gather and transport over 1 Bcf/d of natural gas.
Significant financial highlights and challenges during the three months ended June 30, 2013, include the following:

•
The High Point System, along with $15 million in cash, was contributed to the us by HPIP in exchange for 5,142,857 Series A Units, effective April 15, 2013. The contribution of the High Point System occurred concurrently with HPIP's acquisition of 90% of our general partner and all of our subordinated units, which resulted in HPIP gaining control of the our general partner and a majority of our outstanding limited partner interests;

•
Our distributable cash flow for the three months ended June 30, 2013 was $1.8 million. We distributed $3.7 million to our unitholders or $0.4325 per unit, net of $0.4 million of distribution foregone by our general partner for the first quarter of 2013 during the three months ended June 30, 2013;

•	For the three months ended June 30, 2013, gross margin increased to $16.9 million or 50% compared to the same period in 2012;

•	On April 15, 2013, we repaid approximately $12.5 million in outstanding borrowings under the credit agreement and entered into the Fourth Amendment in connection with the ArcLight Transactions; and

•
During the second quarter of 2013, management was approved to commit to a plan to sell certain non-strategic gathering and processing assets which meet specific criteria as held for sale. As of June 30, 2013, certain of our gathering and processing assets were written down by $1.8 million to the estimated fair value less cost to sell.

Significant operational highlights and challenges during the three months ended June 30, 2013, include the following:

•	Throughput attributable to the Partnership totaled 951.1 MMcf/d for the second quarter of 2013 representing a 26.5% increase compared to the same period in 2012;

•
Incremental condensate production associated with our 87.4% undivided interest in the Chatom system totaled 38.6 Mgal/d for the second quarter of 2013 which contributed to our overall of increase in condensate production of 679% for the three months ended June 30, 2013;

•
As previously disclosed, certain assets were impacted by Hurricane Isaac to which the Partnership is insured for named windstorms on the affected assets after a $1.0 million deductible. Insurance proceeds of $0.6 million were received during the three months ended June 30, 2013. and

•
During the second quarter of 2013, management determined to change its commercial approach towards certain non-strategic gathering and processing assets. As a result, an asset impairment charge of $15.2 million was recorded for the three months ended June 30, 2013.

Recent Developments
On April 15, 2013, the Partnership, our general partner and AIM Midstream Holdings, LLC, an affiliate of American Infrastructure MLP Fund, entered into agreements with High Point Infrastructure Partners, LLC, an affiliate of ArcLight Capital Partners, LLC (“High Point”), pursuant to which High Point (i) acquired 90% of our general partner, which holds all of our general partner units and incentive distribution rights, and all of our subordinated units from AIM Midstream Holdings, LLC and (ii) contributed certain midstream assets and $15.0 million in cash to us in exchange for 5,142,857 convertible preferred units (the “Series A Preferred Units”) issued by the Partnership. Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's credit facility in connection with the Fourth Amendment. As a result of these transactions, which were also consummated on April 15, 2013, High Point acquired both control of our general partner and a majority of our outstanding limited partnership interests. Please read "— ArcLight Transactions." Contemporaneously with the consummation of these transactions, we also entered into a Fourth Amendment to our credit agreement that, among other things, provides for the permanent waiver of any recent covenant breaches relating to consolidated total leverage ratio, modifies the covenant relating to total leverage ratio through the quarter ended December 31, 2014 and requires us to reduce the quarterly cash distribution that would otherwise be payable in respect of our subordinated units or Series A Preferred Units for the first, second, third and fourth quarters of 2013. Please read "— Fourth Amendment to Credit Agreement" and "—Liquidity and Capital Resources — Our Credit Facility" for more information about our credit facility, covenant violations and related waivers and the Fourth Amendment.
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
Contribution Agreement
On April 15, 2013, the Partnership and High Point entered into a Contribution Agreement, pursuant to which High Point contributed to us 100% of the limited liability company interests in certain of its subsidiaries that own midstream assets located in southern and offshore Louisiana (the “High Point system”) and $15.0 million in cash in exchange for 5,142,857 newly issued Series A Preferred Units. Of the $15.0 million cash consideration paid by High Point, approximately $2.5 million was used to pay certain transaction expenses of High Point, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's June 2012 amended credit facility in connection with the Fourth Amendment. The transactions contemplated by the Contribution Agreement were consummated on April 15, 2013.
Third Amended & Restated Agreement of Limited Partnership
On April 15, 2013, our general partner entered into the Third Amended & Restated Agreement of Limited Partnership of the Partnership (the “Amended Partnership Agreement”) providing for the creation and designation of the rights, preferences, terms and conditions of the Series A Preferred Units.
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
Upon any liquidation and winding up of the Partnership or the sale of substantially all of the assets of the Partnership, the holders of Series A Preferred Units generally will be entitled to receive, in preference to the holders of any of the Partnership's other securities, an amount equal to the sum of the $17.50 multiplied by the number of Series A Units owned by such holders, plus all accrued but unpaid distributions on such Series A Preferred Units.
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

As of July 31, 2013, we had approximately $131.2 million of outstanding borrowings and approximately $29.7 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described herein.

Subsequent Events
Distribution
On July 23, 2013, we announced a distribution of $0.4325 per unit for the quarter ended June 30, 2013, or $1.73 per unit on an annualized basis, payable on August 14, 2013 to unitholders of record on August 7, 2013 amounting to $3.7 million, net of $0.4 million of distribution foregone by our general partner.

Equity restructuring

Effective August 9, 2013, we executed an equity restructuring agreement with American Midstream GP, LLC, our general partner, the holder of all of the Incentive Distribution Rights, and HPIP, owner of all of the outstanding subordinated units. As part of the equity restructuring agreement, 4.5 million subordinated units and previous Incentive Distribution Rights of the Partnership were combined into, and restructured as a new class of Incentive Distribution Rights (referred to herein as the “new IDRs”).   The transaction, which does not require further consents or approvals, was unanimously approved by the Board of Directors of the Partnership, on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

The equity restructuring permanently eliminates the subordinated units and previous Incentive Distribution Rights of the Partnership in return for the new IDRs.  Prior to completion of the equity restructuring, we were required to pay the minimum quarterly distribution of $0.4125 per unit on the subordinated units, or approximately $2 million per quarter, prior to increasing the quarterly distribution on American Midstream's common units.

The prior Incentive Distribution Rights provided for our general partner to receive increasing percentages (ranging from 13 percent to 48 percent) of incremental cash distributions after unitholders of the Partnership (both common and subordinated) received quarterly distributions ranging from $0.47438 per unit to $0.61875 per unit.  The new IDRs entitle our general partner to receive 48 percent of any quarterly cash distributions after common unit holders of the Partnterhsip have received the full minimum quarterly distribution ($0.4125 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none).

In conjunction with the equity restructuring, we are entitled to receive $12.5 million that was placed in escrow in conjunction with the acquisition in April 2013 by HPIP of our subordinated units and general partner interests. Once released from escrow, we will use the proceeds to repay borrowings on our credit facility. Following the release of the $12.5 million from escrow, the former majority owner of the general partner is entitled to receive warrants to purchase 300,000 of the Partnership's common units with a $0.01 per warrant exercise price. The warrants will be exercisable on the later of 18 months from the completion of the equity restructuring or the date that the volume weighted average closing price of the common units exceeds $25.00 for 30 consecutive trading days.

Due to the improvement in distribution coverage resulting from the equity restructuring, management intends to recommend to the board of directors an increase in the quarterly distribution of three percent to five percent beginning with the distribution for the third quarter 2013.

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

Gathering and Processing Segment
Results of operations from our Gathering and Processing segment are determined primarily by the volumes of natural gas we gather, process and fractionate, the commercial terms in our current contract portfolio and natural gas, NGL and condensate prices. We gather and process gas primarily pursuant to the following arrangements:

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

•
Interest in the Chatom Assets. We account for our 87.4% undivided interest in the Chatom Assets pursuant to ASC No. 810, Consolidation. Under this method, revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to the partners' and the noncontrolling interests. The consolidated income statement shall separately present net income attributable to the partners' and the noncontrolling interests.

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

The contribution of the High Point system, which occurred concurrently with HPIP's acquisition of 90% of our general partner, is presented within our Transmission segment.
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

In our Transmission segment, a significant portion of our segment gross margin is generated by firm capacity reservation fees, as opposed to the actual throughput volumes, on our interstate and intrastate pipelines. Segment gross margin on our High Point system, effective April 15, 2013, is generated through volumetric fees, and therefore gross margin is highly dependent on throughput volumes. Substantially all Transmission segment gross margin is generated under contracts with shippers, including producers, industrial companies, LDCs and marketers, for firm and interruptible natural gas transportation on our pipelines. We routinely monitor natural gas market activities in the areas served by our transmission systems to pursue new shipper opportunities.
Gross Margin and Segment Gross Margin
Gross margin and segment gross margin are metrics that we use to evaluate our performance. We define segment gross margin in our Gathering and Processing segment as revenue generated from gathering and processing operations and realized gain (loss) on commodity derivatives, less construction, operating and maintenance agreement (“COMA”) income, less the cost of natural gas, NGLs and condensate purchased (inclusive, of gross margin from discontinued operations). Revenue includes revenue generated from fixed fees associated with the gathering and treating of natural gas and from the sale of natural gas, NGLs and condensate resulting from gathering, processing and fractionating activities under fixed-margin and POP arrangements. The cost of natural gas, NGLs and condensate includes volumes of natural gas, NGLs and condensate remitted back to producers pursuant to POP arrangements and the cost of natural gas purchased for our own account, including pursuant to fixed-margin arrangements.
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
Effective October 1, 2012, we changed our segment gross margin measure to exclude COMA income. For the three months ended June 30, 2013 and 2012, $0.1 million and $0.1 million in COMA income was excluded from our Gathering and Processing segment gross margin, respectively and less than $0.1 million and $0.8 million in COMA income was excluded from our Transmission segment gross margin, respectively. For the six months ended June 30, 2013 and 2012, $0.1 million and $0.6 million in COMA income was excluded from our Gathering and Processing segment gross margin, respectively and $0.1 million and $1.6 million in COMA income was excluded from our Transmission segment gross margin, respectively.
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

We define adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation expense, certain non-cash charges such as non-cash equity compensation, unrealized losses on commodity derivative contracts and selected charges that are unusual or non-recurring such as impairments of long-lived assets, less interest income, income tax benefit, unrealized gains on commodity derivative contracts, COMA income, amortization of commodity put purchase costs, and selected gains that are unusual or non-recurring. The GAAP measure most directly comparable to adjusted EBITDA is net income.
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
We define distributable cash flow as adjusted EBITDA plus interest income, less cash paid for interest expense, normalized integrity management costs, normalized maintenance capital expenditures and accrued cash distributions on our Series A Units.

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
For a reconciliation of gross margin to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 15 "Reporting Segments" to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report.
The following tables reconcile the non-GAAP financial measures, adjusted EBITDA and distributable cash flow, used by management to their most directly comparable GAAP measures for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income attributable to the Partnership	$(21,637)	$2,327	$(25,190)	$4,018
Add:
Depreciation and accretion expense	6,733	5,124	12,411	10,283
Interest expense	1,581	825	3,080	1,582
Debt issuance costs	403	—	1,315	—
Unrealized (gain) loss on derivatives, net	(236)	(3,171)	245	(3,494)
Non-cash equity compensation expense	1,097	467	1,485	798
Transaction expenses	1,080	—	1,422	—
Loss on impairment of property, plant and equipment	15,232	—	15,232	—
Loss on impairment of noncurrent assets held for sale	1,807	—	1,807	—
Deduct:
COMA income	146	955	252	2,161
Straight-line amortization of put costs (1)	30	111	57	223
OPEB plan net periodic benefit	18	20	36	41
Gain on involuntary conversion of property, plant and equipment	—	—	343	—
Gain on sale of assets, net	—	117	—	122
Adjusted EBITDA	$5,866	$4,369	$11,119	$10,640
Deduct:
Cash interest expense (2)	$1,557	$682	$3,039	$1,298
Normalized maintenance capital (3)	1,104	875	2,145	1,750
Normalized integrity management (4)	370	375	544	750
Series A Convertible Preferred payment (5)	1,074	—	1,074	—
Distributable Cash Flow	$1,761	$2,437	$4,317	$6,842

(1)	Amounts noted represent the straight-line amortization of the cost of commodity put contracts over the life of the contract.

(2)	Excludes amortization of debt issuance costs and mark-to-market adjustments related to interest rate derivatives.

(3)	Amounts noted represent estimated annual maintenance capital expenditures of $4.5 million which is what we expect to be required to maintain our assets over the long term.

(4)	Amounts noted represent average estimated integrity management costs over the seven year mandatory testing cycle net of integrity management costs that are expensed in direct operating expenses.

(5)	Calculated on a pro-rata basis for the number of days the Series A units were outstanding during the second quarter of 2013.
General Trends and Outlook
We expect our business to continue to be affected by the key trends discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook” in the Annual Report.
Results of Operations — Combined Overview
For the three and six months ended June 30, 2013, gross margin increased by $5.6 million, or 50% and $6.1 million or 26%, respectively, as compared to the same periods in 2012. For the six months ended June 30, 2013, the increase in gross margin was largely a result of (i) higher gross margin in our Transmission segment of $4.8 million as a result of incremental gross margin associated with our High Point system, effective April 15, 2013, of $5.6 million and (ii) higher gross margin in our Gathering and Processing segment of $1.3 million due to incremental gross margin at our Chatom system, effective July 1, 2012, of $5.7 million, offset by lower natural gas throughput volumes of 102.6 MMcf/d or 28.9% from other assets in the segment amounting to $4.4 million.

For the three and six months ended June 30, 2013, our distributable cash flow was $1.8 million and $4.3 million, respectively. We distributed $7.8 million to our unitholders or $0.865 per unit paid during the six months ended June 30, 2013.
The following table and discussion presents certain of our historical consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Statement of Operations Data:
Revenue	$73,828	$39,487	$133,613	$84,686
Unrealized gain on commodity derivatives	914	3,835	609	3,494
Total revenue	74,742	43,322	134,222	88,180
Operating expenses
Purchases of natural gas, NGLs and condensate	57,396	27,942	104,698	58,711
Direct operating expenses	7,121	3,194	11,923	6,079
Selling, general and administrative expenses	4,588	3,668	8,013	6,997
Equity compensation expense	1,097	467	1,485	798
Depreciation and accretion expense	6,698	5,092	12,344	10,218
Total operating expenses	76,900	40,363	138,463	82,803
Gain on involuntary conversion of property, plant and equipment	—	—	343	—
Gain on sale of assets, net	—	117	—	122
Loss on impairment of property, plant and equipment	(15,232)	—	(15,232)	—
Operating (loss) income	(17,390)	3,076	(19,130)	5,499
Other income (expense):
Interest expense	(2,190)	(825)	(3,921)	(1,582)
Net (loss) income from continuing operations	$(19,580)	$2,251	$(23,051)	$3,917
Discontinued operations	(1,869)	76	(1,796)	101
Net (loss) income	$(21,449)	$2,327	$(24,847)	$4,018
Net income attributable to noncontrolling interests	$188	$—	$343
Net (loss) income attributable to the Partnership	$(21,637)	$2,327	$(25,190)	$4,018
Other Financial Data:
Gross margin (a)	$16,923	$11,254	$29,921	$23,815
Adjusted EBITDA (b)	$5,866	$4,369	11,119	$10,640
Distributable cash flow (c)	$1,761	$2,437	4,317	$6,842

(a)
For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 15 "Reporting Segments" to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of how we use gross margin to evaluate our operating performance.

(b)
For a definition of adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use adjusted EBITDA to evaluate our operating performance, please read “—How We Evaluate Our Operations”.

(c)
For a definition of distributable cash flow and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use distributable cash flow to evaluate our operating performance, please read “—How We Evaluate Our Operations”.

Three months ended June 30, 2013 Compared to Three months ended June 30, 2012
Revenue. Our revenue for the three months ended June 30, 2013 was $73.8 million compared to $39.5 million for the three months ended June 30, 2012. This increase of $34.3 million was primarily due to the following:

•
Natural gas revenues increased $14.2 million as a result of higher realized natural gas prices of $4.37/Mcf, an increase of $1.92/Mcf or 78.4% period over period, along while natural gas sales volumes increased 5% period over period;

•
Condensate revenues increased $9.6 million as a result of higher condensate production of 39.4 Mgal/d due to the newly acquired Chatom system, effective July 1, 2012, period over period, offset by lower realized condensate prices of $2.25/gal, a decrease of $0.26/gal period over period;

•
NGL revenues increased $1.9 million as a result of higher NGL volumes associated with our elective processing agreement offset by lower gross NGL production volumes of 7.10 Mgal/d due to lower volumes from our Gathering and Processing segment and lower realized NGL prices of $0.82/gal, a decrease of $0.27/gal period over period; and

•
Transmission revenues from the transportation of natural gas increased $13.4 million primarily as a result of (i) incremental revenue of $5.2 million associated with our High Point system, and (ii) higher realized natural gas prices on our fixed margin contracts of $4.25/Mcf amounting to $6.1 million and higher transmission throughput of 48.6 MMcf/d or 20% period over period.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended June 30, 2013 were $57.4 million compared to $27.9 million for the three months ended June 30, 2012. This increase of $29.5 million was primarily due to higher purchase costs associated with natural gas and condensate due to higher realized natural gas prices, higher natural gas purchase volumes and higher condensate production related to POP contracts associated with owned processing plants in our Gathering and Processing segment, offset by lower realized NGL and condensate prices.
Gross Margin. Gross margin for the three months ended June 30, 2013 was $16.9 million compared to $11.3 million for the three months ended June 30, 2012. This increase of $5.6 million was primarily due to (i) higher gross margin in our Transmission segment of $4.8 million as a result of incremental gross margin associated with our High Point system, effective April 15, 2013, of $5.6 million and (ii) higher gross margin in our Gathering and Processing segment of $0.8 million due to incremental gross margin at our Chatom system, effective July 1, 2012, of $3.1 million, offset by lower natural gas throughput volumes of 82.7 MMcf/d or 24.0% from other assets and lower margins associated with our POP and elective processing agreements in the segment amounting to $2.3 million.
Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2013 were $7.1 million compared to $3.2 million in the three months ended June 30, 2012. This increase of $3.9 million was primarily due to: (i) $2.1 million of additional direct operating expenses associated with the contributed High Point system, effective April 15, 2013; (ii) $1.1 million of additional direct operating expenses associated with our newly acquired Chatom system, effective July 1, 2012; and (iii) $0.8 million of costs associated with our property and casualty insurance.
Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three months ended June 30, 2013 were $4.6 million compared to $3.7 million for the three months ended June 30, 2012. This increase of $0.9 million was primarily due to (i) higher transaction costs of $1.1 million associated with the Arclight Transactions; (ii) incremental costs of $0.3 million associated with our High Point system, effective April 15, 2013; offset by (iii) lower personnel costs.
Equity Compensation Expense. Compensation expense related our LTIP for the three months ended June 30, 2013 was $1.1 million compared to $0.5 million for the three months ended June 30, 2012. This increase of $0.6 million was primarily due to the amortization of additional unit based awards granted in 2013 and 2012.
Depreciation and Accretion Expense. Depreciation expense for the three months ended June 30, 2013 was $6.7 million compared to $5.1 million for the three months ended June 30, 2012. This increase of $1.6 million was due to depreciation associated with (i) the contributed assets of the High Point system, effectively April 15, 2013; (ii) the acquired Chatom system, effectively July 1, 2012; and (iii) other capital projects placed into service during the period.
Loss on impairment of property, pant and equipment. During the second quarter of 2013, management determined to change its commercial approach towards certain non-strategic gathering and processing assets. As a result, an asset impairment charge of $15.2 million was recorded for the three months ended June 30, 2013. There was no impairment charge necessary in the comparative periods presented.
Interest Expense. Interest expense for the three months ended June 30, 2013 was $2.2 million compared to $0.8 million for the three months ended June 30, 2012. This increase of $1.4 million was primarily due to the increase in borrowings under our credit facility associated with the acquired Chatom system, effectively July 1, 2012.

Six months ended June 30, 2013 Compared to Six months ended June 30, 2012
Revenue. Our revenue for the six months ended June 30, 2013 was $133.6 million compared to $84.7 million for the six months ended June 30, 2012. This increase of $48.9 million was primarily due to the following:

•
Natural gas revenues increased $22.2 million as a result of higher realized natural gas prices of $4.06/Mcf, an increase of $1.46/Mcf or 56.2% period over period, along while natural gas sales volumes increased 2% period over period;

•
Condensate revenues increased $19.4 million as a result of higher condensate production of 38.7 Mgal/d due to the newly acquired Chatom system, effective July 1, 2012, period over period, offset by lower realized condensate prices of $2.32/gal, a decrease of $0.22/gal period over period;

•
NGL revenues increased $2.8 million as a result of slightly higher gross NGL production volumes at our owned processing plants of 0.3 Mgal/d and higher NGL production associated with our elective processing agreement in our Gathering and Processing segment, offset by lower realized NGL prices of $0.85/gal, a decrease of $0.37/gal period over period; and

•
Transmission revenues from the transportation of natural gas increased $14.9 million primarily as a result of i) incremental revenue of $5.2 million associated with our High Point system, and ii) higher realized natural gas prices on our fixed margin contracts of $4.25/Mcf amounting to $6.1 million and higher transmission throughput of 48.6 MMcf/d or 20% period over period.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the six months ended June 30, 2013 were $104.7 million compared to $58.7 million for the six months ended June 30, 2012. This increase of $46.0 million was primarily due to higher purchase costs associated with natural gas and condensate due to higher realized natural gas prices, higher natural gas purchase volumes and higher condensate production related to POP contracts associated with owned processing plants in our Gathering and Processing segment, offset by lower realized NGL and condensate prices.
Gross Margin. Gross margin for the six months ended June 30, 2013 was $29.9 million compared to $23.8 million for the six months ended June 30, 2012. This increase of $6.1 million was primarily due to (i) higher gross margin in our Transmission segment of $4.8 million as a result of incremental gross margin associated with our High Point system, effective April 15, 2013, of $5.6 million and (ii) higher gross margin in our Gathering and Processing segment of $1.3 million due to incremental gross margin at our Chatom system, effective July 1, 2012, of $5.7 million, offset by lower natural gas throughput volumes of 102.6 MMcf/d or 28.9% from other assets in the segment amounting to $4.4 million.
Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2013 were $11.9 million compared to $6.1 million in the six months ended June 30, 2012. This increase of $5.8 million was primarily due to: (i) $2.1 million of additional direct operating expenses associated with the contributed High Point system, effective April 15, 2013; (ii) $2.2 million of additional direct operating expenses associated with our acquired Chatom system, effective July 1, 2012; and (iii) $0.9 million of costs associated with our property and casualty insurance.
Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the six months ended June 30, 2013 were $8.0 million compared to $7.0 million for the six months ended June 30, 2012. This increase of $1.0 million was primarily due to (i) higher transaction costs of $1.4 million associated with the Arclight Transactions; (ii) incremental costs of $0.3 million associated with our High Point system, effective April 15, 2013; offset by (iii) lower personnel costs.
Equity Compensation Expense. Compensation expense related our LTIP for the six months ended June 30, 2013 was $1.5 million compared to $0.8 million for the six months ended June 30, 2012. This increase of $0.7 million was primarily due to the amortization of additional unit based awards granted in 2013 and 2012.
Depreciation and Accretion Expense. Depreciation expense for the six months ended June 30, 2013 was $12.3 million compared to $10.2 million for the six months ended June 30, 2012. This increase of $2.1 million was due to depreciation associated with (i) the contributed assets of the High Point system, effectively April 15, 2013; (ii) the acquired Chatom system, effectively July 1, 2012; and (iii) other capital projects placed into service during the period.
Loss on impairment of property, pant and equipment. During the second quarter of 2013, management determined to change its commercial approach towards certain non-strategic gathering and processing assets. As a result, an asset impairment charge of $15.2 million was recorded for the six months ended June 30, 2013. There was no impairment charge necessary in the comparative periods presented.

Interest Expense. Interest expense for the six months ended June 30, 2013 was $3.9 million compared to $1.6 million for the six months ended June 30, 2012. This increase of $2.3 million was primarily due to the increase in borrowings under our credit facility associated with the acquired Chatom system, effectively July 1, 2012.
Results of Operations — Segment Results
The table below contains key segment performance indicators related to our segment results of operations.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands except operational data)
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$49,175	$28,218	$94,297	$59,670
Gain on commodity derivatives, net	914	3,835	609	4,103
Total revenue	50,089	32,053	94,906	63,773
Purchases of natural gas, NGLs and condensate	40,366	20,278	77,067	42,670
Direct operating expenses	3,565	2,069	6,982	3,871
Other financial data:
Segment gross margin	$9,340	$8,468	18,340	$17,012
Operating data:
Average throughput (MMcf/d)	261.2	343.9	253.0	355.6
Average plant inlet volume (MMcf/d) (a) (b)	112.3	143.1	104.3	145.8
Average gross NGL production (Mgal/d) (a) (c)	43.6	50.7	51.4	51.1
Average gross condensate production (Mgal/d) (a) (c)	45.2	5.8	44.7	6.0
Average realized prices:
Natural gas ($/MMcf)	$4.37	$2.45	$4.06	$2.60
NGLs ($/gal)	0.82	1.09	0.85	1.22
Condensate ($/gal)	2.25	2.51	2.32	2.54
Transmission segment
Financial data:
Total revenue	$24,653	$11,269	$39,316	$24,407
Purchases of natural gas, NGLs and condensate	17,030	7,664	27,631	16,041
Direct operating expenses	3,556	1,125	4,941	2,208
Other financial data:
Segment gross margin	$7,583	$2,786	11,581	$6,803
Operating data:
Average throughput (MMcf/d)	689.9	407.8	567.0	400.6
Average firm transportation - capacity reservation (MMcf/d)	680.9	661.1	724.6	711.2
Average interruptible transportation - throughput (MMcf/d)	110.3	77.4	119.7	67.0

(a)	Excludes volumes and gross production under our elective processing arrangements.

(b)	Includes gross plant inlet volume associated with our interest in the Burns Point processing plant.

(c)	Includes net NGL and condensate production associated with our interest in the Burns Point processing plant.

Three months ended June 30, 2013 Compared to Three months ended June 30, 2012
Gathering and Processing Segment
Revenue. Segment total revenue in the three months ended June 30, 2013 was $50.1 million compared to $32.1 million in the three months ended June 30, 2012. This increase of $18.0 million was primarily due to the following:

•	Higher realized natural gas prices of 78.4% offset by lower realized NGL prices of 24.8% and realized condensate prices of 10.4% period over period as a result of variable commodity prices;

•
Higher average gross condensate production amounting to 39.4 Mgal/d or 679.3% period over period as a result of our acquired 87.4% undivided interest in the Chatom system, effective July 1, 2012; offset by

•
Lower average natural gas throughput volumes amounting to 82.7 MMcf/d or 24.0% period over period primarily as a result of lower natural gas throughput volumes of 50.9 MMcf/d and 35.6 MMCf/d on our Quivira system and into our Burns Point plant, respectively;

•
Higher NGL volume associated with our elective processing agreement offset by lower average gross NGL production amounting to 7.1 Mgal/d or 14.0% period over period as a result of our reduced production of 4.9 Mgal/d at the Burns Point plant and 3.9 Mgal/d on our Bazor Ridge system offset by 2.4 Mgal/d on our acquired 87.4% undivided interest in the Chatom system, effective July 1, 2012; and

•
A decrease in Gain on commodity derivatives, net of $2.9 million period over period on our commodity derivatives which comprised of financial swaps, collars and option contracts used to mitigate commodity price risk that will settled in 2013. For a discussion of our commodity derivative positions, please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended June 30, 2013 were $40.4 million compared to $20.3 million for the three months ended June 30, 2012. This increase of $20.1 million was primarily due to (i) primarily due to higher purchase costs associated with natural gas and condensate due to higher realized natural gas prices, higher natural gas purchase volumes and higher condensate production related to POP contracts associated with owned processing plants, offset by lower realized NGL and condensate prices; and (ii) incremental purchase costs associated with our Chatom system, effective July 1, 2012, of $10.6 million.
Segment Gross Margin. Segment gross margin for the three months ended June 30, 2013 was $9.3 million compared to $8.5 million for the three months ended June 30, 2012. This increase of $0.8 million was primarily due to the following:

•	Incremental segment gross margin of $2.9 million associated with the POP and fee based contracts associated with the Chatom system, acquired effective July 1, 2012;

•	Receipt of insurance proceeds related to our business interruption claim as a result of Hurricane Issac of $0.6 million; offset by

•	Lower segment gross margins of $1.4 million associated with our Burns Point plant and Quivira system as a result of lower level of volumes from a producer customer;

•
Lower segment gross margin of $1.6 million associated with lower NGL sales volumes and NGL prices on our Bazor Ridge system and lower realized NGL prices related to our elective processing agreement on our Gloria system; and

•
An decrease in realized gains of $0.4 million period over period on our commodity derivatives which comprised of financial swaps, collars and option contracts which were used to mitigate commodity price risk that settled in 2013.

Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2013 were $3.6 million compared to $2.1 million for the three months ended June 30, 2012. This increase of $1.5 million was primarily due to the incremental operating costs associated with our 87.4% undivided interest in the Chatom system, effective July 1, 2012, amounting to $1.1 million.
Loss on impairment of property, pant and equipment. During the second quarter of 2013, management determined to change its commercial approach towards certain non-strategic gathering and processing assets. As a result, an asset impairment charge of $15.2 million was recorded for the three months ended June 30, 2013. There was no impairment charge necessary in the comparative periods presented.
Transmission Segment
Revenue. Segment total revenue for the three months ended June 30, 2013 was $24.7 million compared to $11.3 million for the three months ended June 30, 2012. This increase of $13.4 million in segment revenue was primarily due to:

•	Higher realized natural gas prices on our fixed margin contracts of $1.89/Mcf amounting to $6.1 million; and

•
Total natural gas throughput volumes on our Transmission systems for the three months ended June 30, 2013 were 689.9 MMcf/d compared to 407.8 MMcf/d for the three months ended June 30, 2012 representing a 69.2% increase period over period primarily due to the contribution of the High Point system, effective April 15, 2013, amounting to $5.2 million.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended June 30, 2013 were $17.0 million compared to $7.7 million for the three months ended June 30, 2012. This increase of $9.3 million was primarily due to (i) higher realized natural gas prices, which resulted in higher natural gas purchase costs associated with our fixed margin agreements on MLGT and Midla amounting to $3.4 million, and (ii) incremental purchase costs associated with our High Point system, effective April 15, 2013, of $0.4 million.
Segment Gross Margin. Segment gross margin for the three months ended June 30, 2013 was $7.6 million compared to $2.8 million for the three months ended June 30, 2012. This increase of $4.8 million was primarily due to incremental gross margin on our High Point system, effective April 15, 2013, of $5.6 million.
Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2013 were $3.6 million compared to $1.1 million for the three months ended June 30, 2012. This increase of $2.5 million is primarily due to our High Point system, effective April 15, 2013, amounting $2.1 million.
Six months ended June 30, 2013 Compared to Six months ended June 30, 2012
Gathering and Processing Segment
Revenue. Segment total revenue in the six months ended June 30, 2013 was $94.9 million compared to $63.8 million in the six months ended June 30, 2012. This increase of $31.1 million was primarily due to the following:

•	Higher realized natural gas prices of 56.2% offset by lower realized NGL prices of 30.3% and realized condensate prices of 8.7% period over period as a result of variable commodity prices;

•	Higher average gross condensate production amounting 38.7 Mgal/d or 645.0% period over period as a result of our acquired 87.4% undivided interest in the Chatom system, effective July 1, 2012;

•
Higher NGL volume associated with our elective processing agreement and slightly higher average gross NGL production amounting to 0.3 Mgal/d or 0.6% period over period as a result of our acquired 87.4% undivided interest in the Chatom system, effective July 1, 2012 offset by lower production on our Bazor Ridge system and Burns Point Plant; offset by

•	Lower average natural gas throughput volumes amounting to 102.6 MMcf/d or 28.9% period over period as a result of lower volumes at our Burns Point plant and Quivira system; and

•
A decrease in Gain on commodity derivatives, net of $3.5 million period over period on our commodity derivatives which comprised of financial swaps, collars and option contracts used to mitigate commodity price risk that will settled in 2013. For a discussion of our commodity derivative positions, please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the six months ended June 30, 2013 were $77.1 million compared to $42.7 million for the six months ended June 30, 2012. This increase of $34.4 million was primarily due to (i) primarily due to higher purchase costs associated with natural gas and condensate due to higher realized natural gas prices, higher natural gas purchase volumes and higher condensate production related to POP contracts associated with owned processing plants, offset by lower realized NGL and condensate prices; and (ii) incremental purchase costs associated with our Chatom system, effective July 1, 2012, of $21.5 million.
Segment Gross Margin. Segment gross margin for the six months ended June 30, 2013 was $18.3 million compared to $17.0 million for the six months ended June 30, 2012. This increase of $1.3 million was primarily due to the following:

•	Incremental segment gross margin of $5.7 million associated with the POP and fee based contracts associated with the Chatom system, acquired effective July 1, 2012;

•	Receipt of insurance proceeds related to our business interruption claim as a result of Hurricane Issac of $0.6 million; offset by

•	Lower segment gross margins of $2.9 million associated with our Burns Point Plant and Quivira system as a result of lower level of volumes on one of its offshore pipeline systems;

•
Lower segment gross margin of $2.3 million associated with lower NGL sales volumes and NGL prices on our Bazor Ridge system and lower realized NGL prices related to our elective processing agreement on our Gloria system; and

•
An decrease in realized gains of $0.2 million period over period on our commodity derivatives which comprised of financial swaps, collars and option contracts which were used to mitigate commodity price risk that settled in 2013.

Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2013 were $7.0 million compared to $3.9 million for the six months ended June 30, 2012. This increase of $3.1 million was primarily due to (i) incremental operating costs associated with our 87.4% undivided interest in the Chatom system, effective July 1, 2012, amounting to $2.2 million and (ii) $0.9 million of costs associated with our property and casualty insurance.
Loss on impairment of property, pant and equipment. During the second quarter of 2013, management determined to change its commercial approach towards certain non-strategic gathering and processing assets. As a result, an asset impairment charge of $15.2 million was recorded for the six months ended June 30, 2013. There was no impairment charge necessary in the comparative periods presented.
Transmission Segment
Revenue. Segment total revenue for the six months ended June 30, 2013 was $39.3 million compared to $24.4 million for the six months ended June 30, 2012. This increase of $14.9 million in segment revenue was primarily due to:

•	Higher realized natural gas prices on our fixed margin contracts of $1.28/Mcf amounting to $7.4 million; and

•
Total natural gas throughput volumes on our Transmission systems for the six months ended June 30, 2013 was 567.0 MMcf/d compared to 400.6 MMcf/d for the six months ended June 30, 2012 representing a 41.5% increase period over period primarily due to the contribution of the High Point system, effective April 15, 2013, amounting to $5.2 million.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the six months ended June 30, 2013 were $27.6 million compared to $16.0 million for the six months ended June 30, 2012. This increase of $11.6 million was primarily due to higher realized natural gas prices, which resulted in higher natural gas purchase costs associated with our fixed margin agreements on MLGT and Midla amounting to $5.2 million, and (ii) incremental purchase costs associated with our High Point system, effective April 15, 2013, of $0.4 million.
Segment Gross Margin. Segment gross margin for the six months ended June 30, 2013 was $11.6 million compared to $6.8 million for the six months ended June 30, 2012. This increase of $4.8 million was primarily due to incremental gross margin on our High Point system, effective April 15, 2013, of $5.6 million offset be lower gross margin on our remaining assets of $0.8 million.
Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2013 were $4.9 million compared to $2.2 million for the six months ended June 30, 2012. This increase of $2.7 million is primarily due to our High Point system, effective April 15, 2013, amounting $2.1 million.
Liquidity and Capital Resources
Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.
Our Credit Facility
On June 27, 2012, we amended our August 2011 credit facility to increase the commitments from an aggregate principal amount of $100 million to an aggregate principal amount of $200 million, evidenced by a credit agreement with Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Comerica Bank and Citicorp North America, Inc., as Co-Syndication Agents; BBVA Compass, as Documentation Agent; and the other financial institutions party thereto.
Our June 2012 amended credit facility provided for a maximum borrowing equal to the lesser of (i) $200 million or (ii) 4.50 times adjusted consolidated EBITDA. Prior to the Third Amendment described below, we could elect to have loans under the June 2012 amended credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.25% to 3.50% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.25% to 2.50% depending on the total leverage ratio then in effect. We also paid a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.

For the six months ended June 30, 2013 and 2012, the weighted average interest rate on borrowings under our credit facility was approximately 4.48% and 3.88%, respectively.
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
On April 15, 2013, we repaid approximately $12.5 million in outstanding borrowings under the June 2012 amended credit agreement and entered into the Fourth Amendment to our June 2012 amended credit agreement in connection with the ArcLight Transactions. As a result, we had approximately $130 million of outstanding borrowings as of April 15, 2013 and approximately $45 million of available borrowing capacity as a result of the reduction of our borrowing capacity to a total of $175 million as described below. Until June 30, 2013, we were not required to meet a Consolidated Leverage Ratio under our June 2012 amended credit facility. We expect that we will have continued availability under our June 2012 amended credit facility and be able to meet the Fourth Amendment's Consolidated Leverage Ratio, but there can be no assurance that will be the case or what that availability might be. Please see “Recent Developments — ArcLight Transactions” for more information about the ArcLight Transactions.
The principal indicators of our liquidity at June 30, 2013 were our cash on hand and availability under our credit facility as it exists under the Fourth Amendment as discussed below. As of June 30, 2013, our available liquidity was $35.0 million, comprised of cash on hand of $0.4 million and $34.6 million available under our credit facility. As of July 31, 2013, our available liquidity was $29.7 million.
In the near term, we expect our sources of liquidity to include cash generated from operations, asset sales, borrowings under our credit facility and issuances of debt and equity securities. As a result of the contribution of the High Point assets to the Partnership (with the resultant expected increase in the Partnership's EBITDA for the trailing twelve months), the Fourth Amendment, and the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to:

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

We depend on our credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our June 2012 amended credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013 but we were able to obtain wavers from the lenders for these covenant breaches. On April 15, 2013, we entered into a Fourth Amendment to our June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015. The Partnership believes that the consummation of the ArcLight Transactions will allow it to comply with the Consolidated Total Leverage to EBTIDA ratio in the Fourth Amendment until at least April 16, 2014. However, no assurances can be given that the ArcLight Transactions will achieve the necessary ratios or that the contributed business can yield the necessary cash flows.

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
Our working capital deficit was $3.2 million at June 30, 2013.
Cash Flows
The following table reflects cash flows for the applicable periods:

	Six months ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,659	$10,971
Investing activities	(12,034)	(7,762)
Financing activities	222	(3,042)
Six months ended June 30, 2013 Compared to Six months ended June 30, 2012
Operating Activities. Net cash provided by operating activities was $11.7 million for the six months ended June 30, 2013 compared to $11.0 million for the six months ended June 30, 2012. Net cash provided by operating activities for the six months ended June 30, 2013 increased period over period primarily due to (i) incremental gross margin associated with our High Point system, effective April 15, 2013, of $5.6 million and additional gross margin at our Chatom system, effective July 1, 2012, of $5.8 million, offset by lower realized NGL prices and reduced gathering and processing volumes associated with one of our offshore pipeline systems; offset by net cash used of (ii) $2.1 million of additional direct operating expenses associated with the contributed High Point system, effective April 15, 2013, $2.2 million of additional direct operating expenses associated with our acquired Chatom system, effective July 1, 2012, and $0.9 million of additional costs associated with our property and casualty insurance; (iii) incremental

SG&A costs of $1.0 million; and (iv) an decrease in proceeds received from the settlement of commodity derivatives of $0.2 million.
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
Investing Activities. Net cash used in investing activities was $12.0 million for the six months ended June 30, 2013 compared to $7.8 million for the six months ended June 30, 2012. Cash used in investing activities for the six months ended June 30, 2013 increased period over period primarily due to (i) $7.2 million used to fund the development of our Madison County system and (ii) $3.1 million used to fund maintenance capital primarily associated improvements at our Bazor Ridge system, as compared to $5.5 million used to fund the escrow associated with the acquisition of the Chatom system, effective July 1, 2012, for the six months ended June 30, 2012.
Financing Activities. Net cash used in financing activities was $0.2 million for the six months ended June 30, 2013 compared to net cash used of $3.0 million for the six months ended June 30, 2012. Cash used by financing activities for the six months ended June 30, 2013 increased period over period primarily due to (i) distribution payments of $7.8 million and (ii) a decrease of $4.6 million in net borrowings from our credit facility which is used to fund growth opportunities and maintenance capital, offset by (iii) the issuance of the Series A convertible preferred units amounting to $14.4 million, as compared to higher net borrowings of $6.0 million for the six months ended June 30, 2012.
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

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the six months ended June 30, 2013, capital expenditures totaled $12.5 million including growth capital expenditures of $8.9 million, maintenance capital expenditures of $3.1 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $0.5 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our partnership agreement.
We anticipate that we will continue to make significant expansion capital expenditures in the future. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives. As a result of the change in our General Partner, contribution of the High Point assets to the Partnership, the Fourth Amendment, the PIK Distribution on the Series A Preferred Units and the Preferred Unit Distribution Waiver, we expect to generate sufficient cash flow from operations and borrowings under our June 2012 amended credit facility, as needed, to meet our requirements for future expansion capital expenditures until at least April 16, 2014.
We depend on our credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level of our operating cashflow. We are required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our credit facility could result in a default, which could cause all of our existing indebtedness to become immediately due and payable. We were unable to maintain compliance with consolidated total leverage ratio required by our amended June 2012 credit agreement as it existed prior to the Fourth Amendment during the quarters ended December 31, 2012 and March 31, 2013 but we were able to obtain wavers from the lenders for these covenant breaches. On April 15, 2013, we entered into a Fourth Amendment to our

June 2012 amended credit agreement that, among other things, modified the maximum permitted consolidated total leverage ratio. The maximum consolidated total leverage ratio permitted by the Fourth Amendment varies by quarter, initially permitting a ratio of 5.90 to 1.00 for the quarter ending June 30, 2013 and then gradually lowering to 4.50 to 1.00 commencing with the quarter ending March 31, 2015.
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
Because DOT regulations require integrity management activities for each HCA to be performed within seven years from when they were last performed, we expect to incur the following expenses (in thousands):

Year	Integrity Management Expense
2013	$2,000
2014	5,015
2015	839
2016	675
2017	—
2018	—
2019	2,080
Total	$10,609
Distributions
We intend to pay a quarterly distribution though we do not have a legal obligation to make distributions except as provided in our partnership agreement.
On February 14, 2013, we paid a distribution for the fourth quarter 2012 of $0.4325 per unit, or $4.0 million. On May 15, 2013, we paid a distribution for the first quarter 2013 of $0.4325 per unit, or $3.7 million, net of $0.4 million of distribution foregone by our general partner.
On July 23, 2013, we announced a distribution of $0.4325 per unit for the quarter ended June 30, 2013, or $1.73 per unit on an annualized basis, payable on August 14, 2013 to unitholders of record on August 7, 2013 amounting to $3.7 million, net of $0.4 million of distribution foregone by our general partner.
Due to the improvement in distribution coverage resulting from the equity restructuring, management intends to recommend to the board of directors an increase in the quarterly distribution of three percent to five percent beginning with the distribution for the third quarter 2013.
Contractual Obligations
The table below summarizes our obligations and other commitments as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases and service contracts - (a)	$3,605	$338	$692	$677	$408	$353	$1,137
Asset retirement obligations	34,250	—	—	—	7,867	—	26,383
Total	$37,855	$338	$692	$677	$8,275	$353	$27,520
(a) - Operating leases and service contracts have been reduced by total minimum sublease rentals of $52 due in the future under noncancelable subleases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures about Market Risk included in the Annual Report. We are exposed to market risk on our open derivative contracts of non-performance by our counterparties. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings. We did not post collateral under any of these contracts, as they are secured under our credit agreement. We account for our derivative activities whereby each derivative instrument is recorded on the balance sheet as either an asset or liability measured at fair value. Refer to Note 5 "Derivatives" for further details.
During 2012, we entered into additional commodity contracts with existing counterparties to hedge our 2013 exposure to commodity prices. As of June 30, 2013, we have hedged approximately 51% of our expected exposure to commodity prices for the remainder of 2013.
The table below sets forth certain information regarding the financial instruments used to hedge of commodity price risk as of June 30, 2013 (in thousands):

Commodity	Instrument	Notional Volumes (a)	Weighted Average Price	Period	Unrealized gain at June 30, 2013
Natural Gas (Mmbtu)	Swaps	(129,300)	$3.80	Jul 2013 - Dec 2013	$4.6
NGLs (gals)	Swaps	(1,521,600)	$1.53	Jul 2013 - Dec 2013	897.9
	Puts	(401,800)	$1.06	Jul 2013 - Dec 2013	38.0
	Collars (b)	(2,792,000)	$1.02	Jul 2013 - Dec 2013	87.9
Oil (bbls)	Swaps	(37,300)	$101.59	Jul 2013 - Dec 2013	13.7
					$1,042.1

(a)	Contracted volumes represented as a net short financial position by instrument.

(b)	Collars contain weighted average price for floors and caps of $0.80 and $1.25, respectively.

Interest Rate Risk
During the six months ended June 30, 2013, we had exposure to changes in interest rates on our indebtedness associated with our credit facility. During the second quarter of 2013 we entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting the cash flows related to $100 million of our long-term variable rate debt into fixed rate cash flows.

The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will begin to tighten, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.7 million for the six months ended June 30, 2013.

Item 4. Controls and Procedures
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our general partner’s President and Chief Executive Officer (our principal executive officer) and our general partner’s Senior Vice President & Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of June 30, 2013. This evaluation was performed by our management, with the participation of our general partner’s President and Chief Executive Officer and Senior Vice President & Chief Financial Officer. Based on this evaluation, our general partner’s President and Chief Executive Officer and Senior Vice President & Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.
Changes in internal control
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: August 14, 2013

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC, its general partner

By:	/s/ Stephen W. Bergstrom
Name:	Stephen W. Bergstrom
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Daniel C. Campbell
Name:	Daniel C. Campbell
Title:	Senior Vice President & Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
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