Form 10-K/A
period 2012-12-31
American Midstream Partners, LP
filed 2013-11-22
CIK 1513965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒
The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2012, was $73,214,054. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2012.
There were 4,645,453 common units and 4,526,066 subordinated units of American Midstream Partners, LP outstanding as of March 31, 2013. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on April 16, 2013 (the "Original Filing"). The Registrant is filing this Amendment solely to (i) correct an error on the cover page of the Original Filing and (ii) reflect revisions to Part II, Item 9A related to disclosure controls and procedures. All other items of the Original Filing are unaffected by this Amendment and such items have not been included in this Amendment.  This Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing or modify or update disclosures in the Original filing except to correct the omission on the cover page and amend Part II, Item 9A.

Portions of the Original Filing were subsequently amended by the filing of an 8-K (the “Recast 8-K”) on October 1, 2013 containing recast financial information and updating Part II, Items 6, 7 and 8. On the date hereof, the Registrant is also filing and amendment to the Recast 8-K as of the date hereof to further amend Part II, Items 6 and 7 of the Original Filing.

Item 9A. Controls and Procedures

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
Changes in internal control
No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Midstream Partners, LP
(Registrant)

By:	/s/ Daniel C. Campbell

Daniel C. Campbell
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)
Date: November 22, 2013
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2013.

Signatures	Title (Position with American Midstream Partners, LP)

/s/ Stephen W. Bergstrom	President and Chief Executive Officer (Principal Executive Officer)
Stephen W. Bergstrom

/s/ Daniel C. Campbell	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Daniel C. Campbell

/s/ Eileen A. Aptman	Director
Eileen A. Aptman

/s/ Donald R. Kendall Jr.	Director
Donald R. Kendall Jr.

/s/ Lucius H. Taylor	Director
Lucius H. Taylor

/s/ Gerald A. Tywoniuk	Director
Gerald A. Tywoniuk