Form 10-Q/A
period 2013-03-31
American Midstream Partners, LP
filed 2013-11-22
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, which the Registrant previously filed with the Securities and Exchange Commission on May 14, 2013 (the "Original Filing"). The Registrant is filing this Amendment solely to reflect revisions to Part I, Item 4 and Exhibit Nos. 31.1 and 31.2 of the Original Filing. All other items of the Original Filing are unaffected by this Amendment and such items have not been included in this Amendment.  This Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing or modify or update disclosures in the Original Filing except to amend part I, Item 4.

Portions of the Original Filing were subsequently amended by the filing of an 8-K (the “Recast 8-K”) on October 1, 2013 containing recast financial information and updating Part I, Items 1 and 2. On the date hereof, the Registrant is also filing and amendment to the Recast 8-K as of the date hereof to further amend Part I, Item 2 of the Original Filing.

PART I. FINANCIAL INFORMATION

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period ending March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 22, 2013

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC

By:	/s/ Stephen W. Bergstrom
Name:	Stephen W. Bergstrom
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Daniel C. Campbell
Name:	Daniel C. Campbell
Title:	Senior Vice President & Chief Financial Officer
(principal financial officer)

4