Form 10-Q/A
period 2013-06-30
American Midstream Partners, LP
filed 2013-11-22
CIK 1513965

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, which the Registrant previously filed with the Securities and Exchange Commission on August 14, 2013 (the "Original Filing"). The Registrant is filing this Amendment solely to reflect revisions to Part I, Items 2 and 4 of the Original Filing. All other items of the Original Filing are unaffected by this Amendment and such items have not been included in this Amendment.  This Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing or modify or update disclosures in the Original Filing except to correct Part 1, Items 2 and 4.

PART I. FINANCIAL INFORMATION
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
You should not consider any of gross margin or adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Gross margin and adjusted EBITDA may be defined differently by other companies in our industry Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
For a reconciliation of gross margin to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Note 15 "Reporting Segments" to our unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report.
The following table reconciles the non-GAAP financial measures of adjusted EBITDA used by management to Net (loss) income attributable to the Partnership, their most directly comparable GAAP measure, for the three and six months ended June 30, 2013 and 2012 (in thousands):

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period ending June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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