Form 10-K/A
period 2013-12-31
American Midstream Partners, LP
filed 2014-05-12
CIK 1513965

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained in, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Documents Incorporated by Reference
None.

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, which the Registrant previously filed with the Securities and Exchange Commission on March 11, 2014 (the "Original Filing").  The Registrant is filing this Amendment solely to reflect the revisions to Part II, Items 6 and 8, and Part IV, Item 15 of the Original Filing described below. All other items of the Original Filing are unaffected by this Amendment and such items have not been included in this Amendment.  This Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing or modify or update disclosures in the Original Filing except to correct the calculation of net loss per unit contained in Part II, Items 6 and 8, and Part IV, Item 15.

Subsequent to the filing of the Original Filing, it was determined that the weighted average units outstanding used in the net loss per unit calculation for the year ended December 31, 2013 contained a calculation error. Through this Amendment, we are correcting the calculation error in our weighted average units outstanding used in the net loss per unit computation for the year ended December 31, 2013 which was previously presented in the Original Filing.  Management does not believe that the revision is material to its consolidated statement of operations for the year ended December 31, 2013 or net income (loss) per limited partner unit for such period. This revision has no impact on the Partnership’s reported consolidated balance sheet or consolidated cash flow statement as of and for the year ended December 31, 2013.

TABLE OF CONTENTS

PART II
Item
6	SELECTED FINANCIAL DATA	4
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	6

PART IV
15	EXHIBITS AND SIGNATURES	6

PART II
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
We acquired Blackwater Midstream Holdings, LLC ("Blackwater"), effective December 17, 2013, which is accounted for as a transaction under common control therefore these consolidated financial statements include Blackwater presented from the period April 15, 2013 through December 31, 2013. We acquired the Predecessor assets effective November 1, 2009. During the period from our inception, on August 20, 2009, to October 31, 2009, we had no operations although we incurred certain fees and expenses of approximately $6.4 million associated with our formation and the acquisition of our assets from Enbridge, which are reflected in the “Transaction costs” line item of our consolidated financial data for the period from August 20, 2009 through December 31, 2009.

We corrected a calculation error in our weighted average units outstanding used in the net loss per unit computation for the year ended December 31, 2013 which was previously presented in our Annual Report on Form 10-K for the year ended December 31, 2013.  The correction resulted in a decrease of 456,000 weighted average units outstanding as of December 31, 2013. Management notes that the calculation error impacted the fourth quarter 2013 weighted average units outstanding thereby resulting in a change to the limited partners’ net loss per common unit of $7.00 to $7.42, a difference of $0.42 or 6 percent compared to the net loss per unit for the year ended December 31, 2013 disclosed in the previously filed Form 10-K. Management does not believe that the revision is material to the Company's consolidated statement of operations data or the limited partners’ net loss per unit for the year ended December 31, 2013 disclosed in the previously filed 10-K. The Partnership has revised the weighted average units outstanding utilized in the net loss per unit calculation herein.  This revision has no impact on the Partnership’s reported consolidated balance sheet or consolidated cash flow statement as of and for the year ended December 31, 2013.
For a detailed discussion of the following table, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	American Midstream Partners, LP and Subsidiaries (Successor)					American Midstream Partners (Predecessor)
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from August 20, 2009 (Inception Date) to December 31, 2009	10 Months Ended October 31, 2009
		(in thousands, except per unit and operating data)
Statement of Operations Data:
Revenue	$292,626	$194,843	$233,169	$195,087	$29,892	$129,614
Realized loss in early termination of commodity derivatives	—	—	(2,998)	—	—	—
Gain (loss) on commodity derivatives	28	3,400	(2,452)	(308)	—	—
Total revenue	292,654	198,243	227,719	194,779	29,892	129,614
Operating expenses:
Purchases of natural gas, NGLs and condensate	214,149	145,172	187,398	157,682	23,864	100,613
Direct operating expenses	29,553	16,798	11,419	10,944	1,477	9,328
Selling, general and administrative expenses	21,402	14,309	11,082	7,120	1,196	8,577
Advisory services agreement termination fee	—	—	2,500	—	—	—
Transaction expenses	—	—	—	303	6,404	—
Equity compensation expense (a)	2,094	1,783	3,357	1,734	150	—
Depreciation expense	29,999	21,284	20,449	19,904	2,962	12,540

Total operating expenses	297,197	199,346	236,205	197,687	36,053	131,058
Gain on acquisition of assets	—	—	565	—	—	—
Gain (loss) on involuntary conversion of property, plant and equipment	343	(1,021)	—	—	—	—
(Loss) gain on sale of assets, net	—	123	399	—	—	—
Loss on impairment of property, plant and equipment	(18,155)	—	—
Operating loss	(22,355)	(2,001)	(7,522)	(2,908)	(6,161)	(1,444)
Other income (expense)
Interest expense	(9,291)	(4,570)	(4,508)	(5,406)	(910)	(3,728)
Other income	—	—	—	—	—	24
Net loss before income tax benefit	(31,646)	(6,571)	(12,030)	(8,314)	(7,071)	(5,148)
Income tax benefit	495	—	—	—	—	—
Net loss from continuing operations	(31,151)	(6,571)	(12,030)	(8,314)	(7,071)	(5,148)
Discontinued operations
(Loss) income from operations of disposal groups, net of tax	(2,255)	319	332	(330)	79	(189)
Net loss	(33,406)	(6,252)	(11,698)	(8,644)	(6,992)	(5,337)
Net income attributable to non-controlling interests	633	256	—	—	—	—
Net loss attributable to the Partnership	$(34,039)	$(6,508)	$(11,698)	$(8,644)	$(6,992)	$(5,337)
General partner’s interest in net loss	$(1,405)	$(129)	$(233)	$(173)	$(140)
Limited partners’ interest in net loss	$(32,634)	$(6,379)	$(11,465)	$(8,471)	$(6,852)

Limited partners' net loss per common unit (f):
Basic and diluted:
Loss from continuing operations	$(7.17)	$(0.73)	$(1.68)	$(1.60)
(Loss) income from discontinued operations	(0.25)	0.03	0.04	(0.06)
Net loss	$(7.42)	$(0.70)	$(1.64)	$(1.66)	$(3.13)
Weighted average number of common units outstanding:
Basic and diluted (b)	7,525	9,113	6,997	5,099	2,187
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$17,223	$18,348	$10,432	$13,791	$(6,531)	$14,589
Investing activities	(28,214)	(62,427)	(41,744)	(10,268)	(151,976)	(853)
Financing activities	10,816	43,784	32,120	(4,609)	159,656	(14,088)
Other Financial Data:
Adjusted EBITDA (c)	$31,904	$18,847	$20,785	$18,154	$3,434	$10,931
Gross margin (d)	76,623	48,706	43,860	37,097	6,028	29,001
Cash distribution declared per common unit	1.75	1.73	0.70
Segment gross margin:
Gathering and Processing	36,464	35,393	30,123	23,573	3,486	19,120
Transmission	32,408	13,313	13,737	13,524	2,542	9,881
Terminals	7,751	—	—	—	—	—
Balance Sheet Data (At Period End):
Cash and cash equivalents	$393	$576	$871	$63	$1,149	$149

Accounts receivable and unbilled revenue	28,827	23,470	20,963	22,850	19,776	8,756
Property, plant and equipment, net	312,510	223,819	170,231	146,808	146,226	205,126
Total assets	382,075	256,696	199,551	173,229	174,470	250,162
Current portion of long-term debt	2,048	—	—	6,000	—	—
Long-term debt	130,735	128,285	66,270	50,370	61,000	—
Operating Data:
Gathering and processing segment:
Throughput (MMcf/d)	277.2	291.2	250.9	175.6	169.7	211.8
Plant inlet volume (MMcf/d) (e)	117.3	116.1	36.7	9.9	11.4	11.7
Gross NGL production (Mgal/d)(e)	52.0	49.9	54.5	34.1	38.2	39.3
Gross condensate production (Mgal/d) (e)	46.2	22.6	22.6	—	—	—
Transmission segment:
Throughput (MMcf/d)	644.7	398.5	381.1	350.2	381.3	357.6
Firm transportation capacity reservation (MMcf/d)	640.7	703.6	702.2	677.6	701.0	613.2
Interruptible transportation throughput (MMcf/d)	389.2	86.6	69.0	80.9	118.0	121.0
Terminals segment:
Storage utilization	96.2%	—	—	—	—	—

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

(f)	The amounts in this section for the year ended December 31, 2013 have been updated by this Amendment.

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

21.1	American Midstream Partners, LP, List of Subsidiaries (incorporated by reference to Exhibit 21.1 to American Midstream Partners, LP, Form S-1 filed March 31, 2011 [File No. 333-173191])

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan arrangement

**	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Midstream Partners, LP
(Registrant)

By:	/s/ Daniel C. Campbell

Daniel C. Campbell
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)
Date: May 12, 2014
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2014.

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

American Midstream Partners, LP, and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$292,626	$194,843	$233,169
Realized loss on early termination of commodity derivatives	—	—	(2,998)
Gain (loss) on commodity derivatives	28	3,400	(2,452)
Total revenue	292,654	198,243	227,719
Operating expenses:
Purchases of natural gas, NGLs and condensate	214,149	145,172	187,398
Direct operating expenses	29,553	16,798	11,419
Selling, general and administrative expenses	21,402	14,309	11,082
Advisory services agreement termination fee	—	—	2,500
Equity compensation expense	2,094	1,783	3,357
Depreciation, amortization and accretion expense	29,999	21,284	20,449
Total operating expense	297,197	199,346	236,205
Gain on acquisition of assets	—	—	565
Gain (loss) on involuntary conversion of property, plant and equipment	343	(1,021)	—
Gain on sale of assets, net	—	123	399
Loss on impairment of property, plant and equipment	(18,155)	—	—
Operating loss	(22,355)	(2,001)	(7,522)
Other expense:
Interest expense	(9,291)	(4,570)	(4,508)
Net loss before income tax benefit	(31,646)	(6,571)	(12,030)
Income tax benefit	495	—	—
Net loss from continuing operations	(31,151)	(6,571)	(12,030)
Discontinued operations
(Loss) income from operations of disposal groups, net of tax	(2,255)	319	332
Net loss	(33,406)	(6,252)	(11,698)
Net income attributable to noncontrolling interests	633	256	—
Net loss attributable to the Partnership	$(34,039)	$(6,508)	$(11,698)

General partner's interest in net loss	$(1,405)	$(129)	$(233)
Limited partners’ interest in net loss	$(32,634)	$(6,379)	$(11,465)

Limited partners' net loss per common unit (See Note 3 and Note 14):
Basic and diluted:
Loss from continuing operations	$(7.17)	$(0.73)	$(1.68)
(Loss) income from operations of disposal groups	(0.25)	0.03	0.04
Net loss	$(7.42)	$(0.70)	$(1.64)
Weighted average number of common units outstanding:
Basic and diluted	7,525	9,113	6,997
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

	Year Ended December 31,
	2013	2012	2011
Revenue	$14,845	$12,343	$17,024
Expense	(14,964)	(12,024)	(16,692)
Impairment	(2,400)	—	—
Loss on sale of assets	(75)	—	—
Income tax benefit	339	—	—
(Loss) income from operations of disposal groups, net of tax	$(2,255)	$319	$332
Limited partners' net (loss) income per unit from discontinued operations (basic and diluted)	$(0.25)	$0.03	$0.04
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
We determined basic and diluted net income (loss) per general partner unit and limited partner unit as follows, (in thousands, except per unit amounts):

	Year Ended December 31,
	2013	2012	2011
Net loss from continuing operations	$(31,151)	$(6,571)	$(12,030)
Net income attributable to noncontrolling interests	633	256	—
Net loss from continuing operations attributable to the Partnership	(31,784)	(6,827)	(12,030)
Less:
Distributions on Series A Preferred Units	24,117	—	—
General partner's distributions	464	322	864
General partner's share in undistributed loss	(1,708)	(458)	(1,112)
Blackwater net loss from continuing operations	(716)	—	—
Net loss from continuing operations available to limited partners	(53,941)	(6,691)	(11,782)
Net (loss) income from discontinued operations available to limited partners	(1,893)	313	325
Net loss available to limited partners	$(55,834)	$(6,378)	$(11,457)

Weighted average number of units used in computation of limited partners’ net loss per unit (basic and diluted)	7,525	9,113	6,997

Limited partners’ net loss from continuing operations per unit (basic and diluted)	$(7.17)	$(0.73)	$(1.68)
Limited partners’ net loss (income) from discontinued operations per unit (basic and diluted)	(0.25)	0.03	0.04
Limited partners’ net loss per unit (basic and diluted)	$(7.42)	$(0.70)	$(1.64)

We corrected a calculation error in our weighted average units outstanding used in the net loss per unit computation for the year ended December 31, 2013 which was previously presented in our Annual Report on Form 10-K for the year ended December 31, 2013.  Management notes that the calculation error impacted the fourth quarter 2013 weighted average units outstanding thereby resulting in a change to the limited partners’ net loss per common unit from $7.00 to $7.42, a difference of $0.42 or 6 percent, disclosed within the consolidated statement of operations for the year ended December 31, 2013 in the previously filed Form 10-K. Management does not believe that the revision is material to the 2013 consolidated statement of operations or the net income (loss) per limited partner unit and quarterly financial information (unaudited) footnote disclosures. The Partnership has revised the weighted average units outstanding utilized in the net loss per unit calculation herein.  This revision has no impact on the Partnership’s reported consolidated balance sheet or consolidated cash flow statement as of and for the year ended December 31, 2013.
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
The following table summarizes the percentage of revenue earned from those customers in each segment that exceed 10% or greater of the Partnership's consolidated segment revenue for the each of the periods presented below:

	Year Ended December 31,
	2013	2012	2011
Gathering and Processing:
Customer A	43%	40%	55%
Customer B	19%	11%	—
Customer D	—	12%	16%
Other	38%	37%	29%
Total	100%	100%	100%
Transmission:
Customer C	39%	50%	57%
Customer D	16%	22%	22%
Customer E	—	10%	—
Other	45%	18%	21%
Total	100%	100%	100%
Terminals:
Customer F	20%	—	—
Customer B	17%	—	—
Customer G	16%	—	—
Customer H	13%	—	—
Other	34%	—	—
Total	100%	—	—

21. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data for 2013 and 2012 are as follows (in thousands, except per unit amounts):

	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total revenues	$59,402	$77,608	$79,536	$76,108
Gross margin (b)	12,476	19,158	21,380	23,609
Operating (loss) income	(1,740)	(17,780)	(210)	(2,625)
Net loss from continuing operations	(3,471)	(19,996)	(2,632)	(5,052)
Income (loss) from operations of disposal groups	73	(1,930)	91	(489)
Net income attributable to noncontrolling interest	155	188	190	100
Net loss attributable to the Partnership	(3,553)	(22,114)	(2,731)	(5,641)
General partner’s interest in net loss	(70)	(905)	(221)	(209)
Limited partners’ interest in net loss	$(3,483)	$(21,209)	$(2,510)	$(5,432)

Limited partners’ (loss) income per unit:
Loss from continuing operations	$(0.39)	$(4.00)	$(0.82)	$(1.43)
Income (loss) from discontinued operations	0.01	(0.20)	0.02	—
Net loss (c)	$(0.38)	$(4.20)	$(0.80)	$(1.43)
Year Ended December 31, 2012
Total revenues	$44,857	$43,322	$53,401	$56,663
Gross margin (b)	12,560	11,253	12,979	11,914
Operating income (loss)	2,417	3,077	(2,513)	(4,982)
Net income (loss) from continuing operations	1,660	2,252	(4,014)	(6,469)
Income (loss) from operations of disposal groups	31	75	(12)	225
Net income (loss) attributable to noncontrolling interest	—	—	249	7
Net income (loss) attributable to the Partnership	1,691	2,327	(4,275)	(6,251)
General partner’s interest in net income (loss)	34	46	(85)	(124)
Limited partners’ interest in net income (loss)	$1,657	$2,281	$(4,190)	$(6,127)

Limited partners’ income (loss) per unit:
Income (loss) from continuing operations	$0.18	$0.24	$(0.46)	$(0.69)
Income (loss) from discontinued operations	—	0.01	—	0.02
Net income (loss)	$0.18	$0.25	$(0.46)	$(0.67)

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

(c)
We corrected a calculation error in our weighted average units outstanding used in the net loss per unit computation for the year ended December 31, 2013 which was previously presented in our Annual Report on Form 10-K for the year ended December 31, 2013.  Management notes that the calculation error impacted the fourth quarter 2013 weighted average units outstanding thereby resulting in a change to the fourth quarter limited partners’ net loss per common unit from $1.62 to $1.43, a difference of $0.19, disclosed within the quarterly financial data (unaudited) for the year ended December 31, 2013 in the previously filed Form 10-K. Management does not believe that the revision is material to the quarterly financial information (unaudited) footnote disclosure. The Partnership has revised the weighted average units outstanding utilized in the net loss per unit calculation herein.

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