Form 10-Q
period 2014-09-30
American Midstream Partners, LP
filed 2014-11-10
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
There were 15,775,018 common units, 5,585,611 Series A Units and 1,232,017 Series B Units of American Midstream Partners, LP outstanding as of November 6, 2014. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

		Page
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited)	7
	Condensed Consolidated Statements of Changes in Partners’ Capital and Noncontrolling Interest as of and for the nine months ended September 30, 2014 and 2013 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
	Cautionary Statement About Forward-Looking Statements	39
	Overview	40
	Recent Developments	40
	Subsequent Event	41
	Our Operations	42
	How We Evaluate Our Operations	43
	General Trends and Outlook	46
	Liquidity and Capital Resources	54
	Critical Accounting Policies	57
	Recent Accounting Pronouncements	57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	60

PART II. OTHER INFORMATION		60

Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 6.	Exhibits	62

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$459	$393
Accounts receivable	7,430	6,822
Unbilled revenue	21,271	23,001
Risk management assets	1,047	473
Other current assets	4,715	7,497
Current assets held for sale	29	272
Total current assets	34,951	38,458
Property, plant and equipment, net	415,799	312,701
Goodwill	16,253	16,447
Intangible assets, net	45,585	3,682
Investment in unconsolidated affiliate	11,017	—
Other assets, net	11,195	9,064
Noncurrent assets held for sale, net	1,164	1,723
Total assets	$535,964	$382,075
Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$12,426	$3,261
Accrued gas purchases	14,762	17,386
Accrued expenses and other current liabilities	21,425	15,058
Current portion of long-term debt	1	2,048
Risk management liabilities	335	423
Current liabilities held for sale	1	114
Total current liabilities	48,950	38,290
Risk management liabilities	—	101
Asset retirement obligations	34,782	34,636
Other liabilities	161	191
Long-term debt	57,700	130,735
Deferred tax liability	4,816	4,749
Noncurrent liabilities held for sale, net	—	95
Total liabilities	146,409	208,797
Commitments and contingencies (See Note 14)
Convertible preferred units
Series A convertible preferred units (5,586 thousand and 5,279 thousand units issued and outstanding as of September 30, 2014, and December 31, 2013, respectively)	104,736	94,811
Equity and partners' capital
General partner interest (299 thousand and 185 thousand units issued and outstanding as of September 30, 2014, and December 31, 2013, respectively)	(3,106)	2,696

Limited partner interest (15,771 thousand and 7,414 thousand units issued and outstanding as of September 30, 2014, and December 31, 2013, respectively)	251,564	71,039
Series B convertible units (1,232 thousand and zero units issued and outstanding as of September 30, 2014, and December 31, 2013, respectively)	31,671	—
Accumulated other comprehensive income	157	104
Total partners’ capital	280,286	73,839
Noncontrolling interests	4,533	4,628
Total equity and partners' capital	284,819	78,467
Total liabilities, equity and partners' capital	$535,964	$382,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$69,699	$78,018	$227,940	$217,201
(Loss) gain on commodity derivatives, net	606	(499)	283	110
Total revenue	70,305	77,519	228,223	217,311
Operating expenses:
Purchases of natural gas, NGLs and condensate	46,690	55,765	155,729	162,998
Direct operating expenses	11,884	9,092	31,889	22,369
Selling, general and administrative expenses	5,875	4,494	17,105	12,507
Equity compensation expense	337	392	1,132	1,877
Depreciation, amortization and accretion expense	5,706	7,880	19,350	22,274
Total operating expenses	70,492	77,623	225,205	222,025
Gain on involuntary conversion of property, plant and equipment	—	—	—	343
Loss on sale of assets, net	(103)	—	(124)	—
Loss on impairment of property, plant and equipment	—	—	—	(15,232)
Operating income (loss)	(290)	(104)	2,894	(19,603)
Other income (expense):
Interest expense	(1,430)	(2,636)	(5,013)	(6,958)
Other expense	(672)	—	(672)	—
Earnings in unconsolidated affiliate	117	—	117	—
Net loss before income tax (expense) benefit	(2,275)	(2,740)	(2,674)	(26,561)
Income tax (expense) benefit	(122)	214	(260)	589
Net loss from continuing operations	(2,397)	(2,526)	(2,934)	(25,972)
Discontinued operations:
Loss from operations of disposal groups, net of tax	(26)	(15)	(582)	(1,891)
Net loss	(2,423)	(2,541)	(3,516)	(27,863)
Net income attributable to noncontrolling interests	33	190	207	533
Net loss attributable to the Partnership	$(2,456)	$(2,731)	$(3,723)	$(28,396)

General partner's interest in net loss	$(32)	$(221)	$(48)	$(1,194)
Limited partners' interest in net loss	$(2,424)	$(2,510)	$(3,675)	$(27,202)

Distribution declared per common unit (a)	$0.4625	$0.4325	$1.3775	$0.8650
Limited partners' net loss per common unit (See Note 4 and Note 11):
Basic and diluted:
Loss from continuing operations	$(0.58)	$(0.81)	$(1.52)	$(5.52)
Loss from discontinued operations	—	0.01	(0.05)	(0.21)
Net loss	$(0.58)	$(0.80)	$(1.57)	$(5.73)
Weighted average number of common units outstanding:
Basic and diluted	13,204	6,663	11,409	8,334

(a) Declared and paid in the quarter(s) during the three and nine months ended September 30, 2014 and 2013 related to prior quarter earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(2,423)	$(2,541)	$(3,516)	$(27,863)
Unrealized gain (loss) on post retirement benefit plan assets and liabilities	7	(34)	53	(90)
Comprehensive loss	(2,416)	(2,575)	(3,463)	(27,953)
Less: Comprehensive income attributable to noncontrolling interests	33	190	207	533
Comprehensive loss attributable to Partnership	$(2,449)	$(2,765)	$(3,670)	$(28,486)
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Partners’ Capital
and Noncontrolling Interest
(Unaudited, in thousands)

	General Partner Interest	Limited Partner Interest	Series B Convertible Units	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interest
Balances at December 31, 2012	$548	$79,266	$—	$351	$80,165	$7,438
Net (loss) income	(1,194)	(27,202)	—	—	(28,396)	533
Unitholder contributions	35,196	—	—	—	35,196	—
Unitholder distributions	(340)	(16,332)	—	—	(16,672)	—
Fair value of Series A Units in excess of net asset received	(312)	(15,300)	—	—	(15,612)	—
Net distributions to noncontrolling interest holders	—	—	—	—	—	(571)
LTIP vesting	(1,570)	1,570	—	—	—	—
LTIP tax netting unit repurchase	—	(400)	—	—	(400)	—
Unit based compensation	1,824	—	—	—	1,824	—
Other comprehensive loss	—	—	—	(90)	(90)	—
Balances at September 30, 2013	$34,152	$21,602	$—	$261	$56,015	$7,400

Balances at December 31, 2013	$2,696	$71,039	$—	$104	$73,839	$4,628
Net (loss) income	(48)	(3,675)	—	—	(3,723)	207
Issuance of common units, net of offering costs	—	204,335	—	—	204,335	—
Issuance of Series B convertible units	—	—	31,671	—	31,671	—
Unitholder contributions	2,964	—	—	—	2,964	—
Unitholder distributions	(1,857)	(27,968)	—	—	(29,825)	—
Issuance and exercise of warrant	(7,164)	7,164	—	—	—	—
Net distributions to noncontrolling interest owners	—	—	—	—	—	(273)
Acquisition of noncontrolling interest	—	21	—	—	21	(29)
LTIP vesting	(696)	901	—	—	205	—
LTIP tax netting unit repurchase	—	(253)	—	—	(253)	—
Unit based compensation	999	—	—	—	999	—
Other comprehensive income	—	—	—	53	53	—
Balances at September 30, 2014	$(3,106)	$251,564	$31,671	$157	$280,286	$4,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,516)	$(27,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	19,350	22,355
Amortization of deferred financing costs	1,894	975
Amortization of weather derivative premium	794	378
Unrealized (gain) loss on commodity derivatives, net	(592)	1,159
Non-cash compensation expense	1,200	1,824
OPEB plan net periodic benefit	(35)	(55)
Gain on involuntary conversion of property, plant and equipment	—	(343)
Loss on sale of assets	209	—
Loss on impairment of property, plant and equipment	—	15,232
Loss on impairment of noncurrent assets held for sale	673	1,807
Deferred tax benefit	(58)	(662)
Changes in operating assets and liabilities, net:
Accounts receivable	(599)	397
Unbilled revenue	1,913	(1,970)
Risk management assets and liabilities	(965)	(1,147)
Other current assets	2,858	602
Other assets, net	(608)	(67)
Accounts payable	624	121
Accrued gas purchases	(2,734)	273
Accrued expenses and other current liabilities	(1,446)	2,685
Asset retirement obligations	(690)	—
Other liabilities	(32)	(114)
Net cash provided by operating activities	18,240	15,587
Cash flows from investing activities
Cost of acquisitions	(110,909)	—
Additions to property, plant and equipment	(41,257)	(22,842)
Proceeds from disposals of property, plant and equipment	6,323	—
Insurance proceeds from involuntary conversion of property, plant and equipment	—	482
Equity method investment	(12,000)	—
Proceeds from equity method investment, return of capital	983	—
Net cash used in investing activities	(156,860)	(22,360)
Cash flows from financing activities
Proceeds from issuance of common units, net of offering costs	204,335	—
Unitholder contributions	2,896	13,075
Unitholder distributions	(19,549)	(12,458)
Issuance of Series A convertible preferred units, net	—	14,393
Issuance of Series B Units	30,000	—
Acquisition of noncontrolling interest	(8)	—
Net distributions to noncontrolling interest owners	(273)	(571)

LTIP tax netting unit repurchase	(253)	(400)
Payments of deferred debt issuance costs	(3,380)	(1,509)
Payments on other debt	(2,217)	(2,231)
Borrowings on other debt	170	1,495
Payments on loan to affiliate	—	(1,072)
Payments on bank loans	—	6,200
Payments on long-term debt	(212,670)	(99,821)
Borrowings on long-term debt	139,635	92,571
Net cash provided by financing activities	138,686	9,672
Net increase in cash and cash equivalents	66	2,899
Cash and cash equivalents
Beginning of period	393	576
End of period	$459	$3,475
Supplemental cash flow information
Interest payments, net	$4,064	$5,051
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$17,746	$(6,080)
Net assets contributed in the Blackwater Acquisition (see Note 3)	—	22,129
Net assets contributed in exchange for the issuance of Series A convertible preferred units	—	59,994
Fair value of Series A Units in excess of net assets received	—	15,612
Accrued and in-kind unitholder distribution for Series A Units	9,925	2,912
In-kind unitholder distribution for Series B Units	1,671	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation

Nature of Business

American Midstream Partners, LP (the “Partnership”), was formed on August 20, 2009 as a Delaware limited partnership for the purpose of operating, developing and acquiring a diversified portfolio of midstream energy assets. We provide natural gas gathering, treating, processing, fractionating, marketing and transportation services primarily in the Gulf Coast and Southeast regions of the United States through our ownership and operation of nine gathering systems, two processing facilities, one fractionation facility, three interstate pipelines and five intrastate pipelines. In addition, we own a 50% undivided, non-operating interest in a processing plant located in southern Louisiana. Through our four marine terminal sites, we provide petroleum, agricultural, and chemical liquid storage services.

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

Common Unit Purchase Agreement

On July 14, 2014, the Partnership entered into a common unit purchase agreement with certain institutional investors, which was subsequently amended on August 15, 2014 to provide for the sale of 4,622,352 common units representing limited partner interests in the Partnership (the "PIPE Offering") in a private placement at a price of $25.8075 per common unit (reflecting an adjustment for the Partnership's second quarter distribution of $0.4625 per unit), for cash consideration of $119.3 million. The PIPE Offering was completed on August 20, 2014.

Series A Distribution Amendment

The Partnership executed an amendment (the "Amendment") to the Partnership agreement related to its outstanding Series A convertible preferred units ("Series A Units") which became effective July 24, 2014. As a result of the Amendment, distributions on Series A Units will be made with paid-in-kind Series A Units, cash or a combination thereof, at the discretion of the Board of Directors, which began with the distribution for the three months ended June 30, 2014 and will continue through the distribution for the quarter ended March 31, 2015. Prior to the Amendment, the Partnership was required to pay distributions on the Series A Units with a combination of paid-in-kind units and cash. We have recorded the impacts of the Amendment for the three months ended September 30, 2014 and have accrued $4.2 million for the paid-in-kind Series A Units.

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

The financial results for the three and nine months ended September 30, 2013 have been reclassified to present an asset group previously presented as held for sale as held and used.

Our financial results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in i) our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”) filed on March 11, 2014 and ii) our Annual Report on Form 10-K/A that was filed with the Securities and Exchange Commission ("SEC") on May 12, 2014, which updated portions of our annual report.

Consolidation Policy

Our condensed consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling interest. We hold a 50% undivided interest in the Burns Point gas processing facility in which we are responsible for our proportionate share of the costs and expenses of the facility. Our condensed consolidated financial statements reflect our proportionate share of the revenues, expenses, assets and liabilities of this undivided interest. As of September 30, 2014, we also hold a 92.2% undivided interest in the Chatom Processing and Fractionation facility (the "Chatom System"). Our condensed consolidated financial statements reflect the accounts of the Chatom System and the interests in the Chatom System held by non-affiliated working interest owners are reflected as noncontrolling interests in the Partnership's condensed consolidated financial statements.

The Partnership accounts for its 66.7% non-operated interest in Main Pass Oil Gathering Company ("MPOG") as an equity method investments under ASC 323, as the Partnership exercises significant influence but does not control nor is the primary beneficiary of MPOG.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance provides additional information to guide management's evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods beginning on or after December 15, 2016. The Partnership is currently evaluating the impact of this standard on its financial statements and does not believe there will be a material impact.

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

The Lavaca Acquisition qualified as a business combination in accordance with ASC 805, Business Combinations, and, as such, the Partnership engaged a third party to estimate the fair value of the assets as of the effective date of the acquisition. A combination of the income and cost approaches were utilized to estimate the fair value of the assets. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, Fair Value Measurement.

Primarily using the cost approach to value the physical assets, the fair value estimates are based on i) replacement cost estimates using third party data based on installations of similar assets and ii) estimated depreciation on the assets based on third party sources and analysis of the life and use of the assets.

It was determined as part of the fair value analysis of the acquisition, that the Partnership acquired separately identifiable intangible assets. The Lavaca Acquisition includes a 25-year gas gathering agreement which states that Penn Virginia Corporation (NYSE: PVA) ("PVA") will dedicate certain acreage and all related future production to the gathering infrastructure included in the acquisition. In accordance with ASC 805, contract based intangible assets include the value of rights derived from contractual agreements. The Partnership will receive incremental value from PVA’s development of the reserves within the dedicated acreage and, therefore, it was determined that the dedicated acreage represents intangible assets acquired with the Lavaca Acquisition. The Partnership will amortize the Lavaca Acquisition intangibles using the straight-line method over the life of the related reserves within the dedicated acreage and recognize $1.5 million of amortization expense annually.

Primarily using the income approach to value the intangible assets, the fair value estimates are based on i) an assumed discount rate of 10.5%; ii) present value of estimated future cash flows; iii) estimated timing and amounts of future operating and development costs; iv) forward market prices as of December 2013 for natural gas and crude oil; and v) an increase in throughput volumes through 2019, declining thereafter.

The Partnership completed a preliminary purchase price allocation to determine the estimated fair value of the acquired assets. The preliminary allocation is subject to various purchase price adjustments, which could impact the allocation presented below. The following table summarizes the preliminary purchase price allocation for the Lavaca Acquisition (in thousands):

Property, plant and equipment:
Land	$2
Pipelines	58,737
Equipment	753
Total property, plant and equipment	59,492
Intangible assets	44,917
Total cash consideration	$104,409

For the three and nine months ended September 30, 2014, the Lavaca System contributed $4.5 million and $10.6 million of revenue and $2.3 million and $4.5 million of net income, respectively, attributable to the Partnership's Gathering and Processing segment, which are included in the condensed consolidated statement of operations.

Pro forma financial results are not presented as it is impractical to obtain the necessary information. The seller did not operate the acquired assets as a standalone business and, therefore, historical financial information that is consistent with the operations under the current agreement is not available.

Other Acquisitions

Investment in Unconsolidated Affiliate

On August 11, 2014, the Partnership acquired a 66.7% non-operated interest in MPOG, which is an offshore oil gathering system, for a net purchase price of $12.0 million. The acquisition was financed through the Partnership's credit facility. The interest is accounted for as an equity method investment under ASC 323, Investments-Equity Method and Joint Ventures. Although the Partnership owns a majority interest in MPOG, the ownership structure requires unanimous approval amongst owners on decisions impacting the operation of the assets and any changes in ownership structure. Therefore, the Partnership's voting rights are not proportional to their obligations to absorb losses or receive returns. As such, MPOG is considered a variable interest entity however the Partnership is not the primary beneficiary and as a result does not consolidate MPOG. The Partnership recorded $0.1 million in earnings from unconsolidated affiliate, and received cash distributions of $1.1 million for the three and nine months ended September 30, 2014. The excess of the cash distributions received over the earnings recorded from MPOG is classified as a return of capital within the investing section of our condensed consolidated statement of cash flows.

Williams Pipeline Acquisition

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

For the three and nine months ended September 30, 2014, Blackwater contributed $3.8 million and $11.3 million of revenue and $0.7 million and $1.1 million of net income, respectively, attributable to the Partnership's Terminals segment, which are included in the condensed consolidated statement of operations.

Subsequent to the acquisition of Blackwater, for the three and nine months ended September 30, 2013, Blackwater contributed $3.5 million and $6.3 million of revenue and $0.1 million and $0.7 million of net loss, respectively, attributable to the Partnership's Terminals segment, which are included in the condensed consolidated statement of operations.

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

For the three and nine months ended September 30, 2014, the High Point System contributed $6.4 million and $22.4 million of revenue and $2.6 million and $10.4 million of net income, respectively, attributable to the Partnership's Transmission segment, which are included in the condensed consolidated statement of operations.

Subsequent to the contribution from our General Partner, for the three and nine months ended September 30, 2013, the High Point System contributed $10.7 million and $19.7 million, respectively, of revenue and $1.2 million and $2.7 million, respectively, of net income, attributable to the Partnership's Transmission segment, which are included in the condensed consolidated statement of operations.

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

As a result of the planned divestiture of these non-strategic midstream assets, we have accounted for these disposal groups as discontinued operations within our Gathering and Processing and Terminal segments. Accordingly, we reclassified and excluded the disposal groups' results of operations from our results of continuing operations and reported the disposal groups' results of operations as Loss from operations of disposal groups, net of tax in our accompanying condensed consolidated statement of operations for all periods presented. We did not, however, elect to present separately the operating, investing and financing cash flows related to the disposal groups in our accompanying condensed consolidated statement of cash flows as this activity was immaterial for all periods presented. The following table presents the revenue and expenses and Loss from operations of disposal groups, net of tax associated with the assets classified as held for sale for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$13	$591	$461	$1,717
Expense	(55)	(606)	(599)	(1,801)
Loss on impairment of property, plant and equipment	—	—	(673)	(1,807)
Loss on sale of assets	—	—	(87)	—
Income tax benefit	16	—	316	—
Loss from operations of disposal groups, net of tax	$(26)	$(15)	$(582)	$(1,891)
Limited partners' net loss per unit from discontinued operations (basic and diluted)	$—	$0.01	$(0.05)	$(0.21)

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

The Partnership continues to classify the terminal in Salisbury, Maryland as held for sale as we are continuing negotiations for the sale of those assets in the fourth quarter of 2014, contingent upon the purchaser’s completion of due diligence activities. The Partnership recognized an additional impairment on these assets of $0.7 million ($0.4 million, net of tax) during the nine months ended September 30, 2014, due to deteriorating market conditions. The impairment was the result of an analysis of the carrying value of the assets relative to their estimated fair value using a market based approach less costs to sell.

5. Concentration of Credit Risk and Trade Accounts Receivable

Our primary market areas are located in the United States along the Gulf Coast and in the Southeast. We have a concentration of trade receivable balances due from companies engaged in the production, trading, distribution and marketing of natural gas, NGL and condensate products. This concentration of customers may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. Generally, our customers’ historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. We maintain allowances for potentially uncollectible accounts receivable; however, for the three and nine months ended September 30, 2014 and 2013, no allowances on or write-offs of accounts receivable were recorded.

The following table summarizes the percentage of revenue earned from those customers that accounted for 10% or more of the Partnership's consolidated revenue in the condensed consolidated statement of operations for the each of the periods presented below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Customer A	24%	27%	26%	29%
Customer B	14%	13%	14%	12%
Customer C	10%	13%	10%	13%
Customer D	—%	—%	10%	—%
Other	52%	47%	40%	46%
Total	100%	100%	100%	100%

6. Derivatives

Commodity Derivatives

To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. Those commodity hedge contracts may be in the form of swaps, puts and/or collars. The terms of the contracts depend on various factors, including management’s view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our General Partner. As of September 30, 2014, the aggregate notional volume of our commodity derivatives was 3.5 million gallons.

We enter into commodity contracts with multiple counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of September 30, 2014, we have not posted collateral with any counterparty. Our counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.

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

Interest Rate Swap

We entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting a portion of our long-term variable rate debt into fixed rate debt. As of September 30, 2014, the notional amount of our interest rate swap was $100.0 million. The interest rate swap was entered into with a single counterparty and we were not required to post collateral.

Weather Derivative

In the second quarters of 2014 and 2013, we entered into weather derivatives to mitigate the impact of potential unfavorable weather to our operations under which we could receive payments totaling up to $10.0 million in the event that a hurricane or hurricanes of certain strength pass through the area as identified in the derivative agreement. The weather derivatives are accounted for using the intrinsic value method, under which the fair value of the contract was zero and any amounts received are recognized as gains during the period received. The weather derivatives were entered into with a single counterparty and we were not required to post collateral.

We paid premiums of $1.0 million and $1.1 million in 2014 and 2013, respectively, which are recorded as current Risk management assets on the balance sheet and are amortized to Direct operating expenses on a straight-line basis over the one year term of the respective contract. For the weather derivative entered into in the second quarter of 2014, the unamortized amount was approximately $0.6 million as of September 30, 2014. The weather derivative entered into in the second quarter of 2013 was fully amortized as of September 30, 2014.
As of September 30, 2014 and December 31, 2013, the value associated with our commodity derivatives, interest rate swap, and weather derivative were recorded in our condensed consolidated balance sheets, under the captions as follows (in thousands):

	Gross Risk Management Assets		Gross Risk Management Liabilities		Net Risk Management Assets (Liabilities)
Balance Sheet Classification	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Current	$1,047	$473	$—	$—	$1,047	$473
Noncurrent	—	—	—	—	—	—
Total assets	$1,047	$473	$—	$—	$1,047	$473

Current	$—	$27	$(335)	$(450)	$(335)	$(423)
Noncurrent	—	—	—	(101)	—	(101)
Total liabilities	$—	$27	$(335)	$(551)	$(335)	$(524)

For the three and nine months ended September 30, 2014 and 2013, respectively, the realized and unrealized gains (losses) associated with our commodity derivatives, interest rate swap instrument and weather derivative were recorded in our condensed consolidated statements of operations, under the captions as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	Gain (loss) on derivatives		Gain (loss) on derivatives
Statement of Operations Classification	Realized	Unrealized	Realized	Unrealized
2014
Commodity derivatives	$(9)	$615	$(191)	$474
Interest expense	(109)	91	(322)	118
Direct operating expenses	(241)	—	(794)	—
Total	$(359)	$706	$(1,307)	$592
2013
Commodity derivatives	$261	$(760)	$797	$(687)
Interest expense	(101)	(153)	(101)	(471)
Direct operating expenses	(284)	—	(378)	—
Total	$(124)	$(913)	$318	$(1,158)

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

Fair Value of Financial Instruments

The following table sets forth by level within the fair value hierarchy, our commodity derivative instruments and interest rate swap, included as part of Risk management assets and Risk management liabilities within the condensed consolidated balance sheet, that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
Commodity derivative instruments, net
September 30, 2014	$404	$—	$404	$—	$404
December 31, 2013	(70)	—	(70)	—	(70)
Interest rate swap
September 30, 2014	$(335)	$—	$(335)	$—	$(335)
December 31, 2013	(454)	—	(454)	—	(454)

The premium paid to enter the weather derivative described in Note 6 "Derivatives" is included within Risk management assets on the condensed consolidated balance sheet but is not included as part of the above table as it is recorded at amortized carrying cost, not fair value.

8. Property, Plant and Equipment

Property, plant and equipment, net, as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Useful Life (in years)	September 30, 2014	December 31, 2013
Land	N/A	$6,133	$6,015
Construction in progress	N/A	44,707	6,443
Base gas	N/A	1,108	1,108
Buildings and improvements	4 to 40	5,522	5,109
Processing and treating plants	8 to 40	98,291	97,106
Pipelines	5 to 40	304,771	239,865
Compressors	4 to 20	18,185	11,955
Dock	20 to 40	8,004	7,942
Tanks, truck rack and piping	20 to 40	24,390	22,432
Equipment	8 to 20	8,645	6,294
Computer software	5	3,696	3,531
Total property, plant and equipment		523,452	407,800
Accumulated depreciation		(107,653)	(95,099)
Property, plant and equipment, net		$415,799	$312,701

Of the gross property, plant and equipment balances at September 30, 2014 and December 31, 2013, $101.5 million and $100.5 million, respectively, were related to AlaTenn, Midla and HPGT, our FERC regulated interstate and intrastate assets.

Capitalized interest was $0.3 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Depreciation expense was $4.6 million and $6.5 million for the three months ended September 30, 2014 and 2013, respectively, and $15.7 million and $18.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

No assets were legally restricted for purposes of settling our ARO liabilities during the nine months ended September 30, 2014. The following table is a reconciliation of the asset retirement obligations (in thousands):

September 30, 2014
Beginning asset retirement obligation	$34,636
Liabilities assumed	248
Expenditures	(690)
Accretion expense	588
Ending asset retirement obligation	$34,782
We are required to establish security against any potential secondary obligations relating to the abandonment of certain transmission assets that may be imposed on the previous owner by applicable regulatory authorities. As such, we have a restricted cash account that is established, held and maintained by a third party that amounts to $3.0 million and is presented in Other assets, net in our consolidated balance sheet as of September 30, 2014.

10. Debt Obligations

On September 5, 2014, the Partnership entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a maximum borrowing equal to $500.0 million, with the ability to further increase the borrowing capacity subject to lender approval. The Credit Agreement contains certain financial covenants, including the requirement that our indebtedness not exceed 4.75 times adjusted consolidated EBITDA (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted Consolidated EBITDA). We can elect to have loans under our credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a maximum commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.

Our obligations under the Credit Agreement are secured by a first mortgage in favor of the lenders in the majority of our real property. Advances made under the Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the new credit facility include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2016.

The Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). The primary financial covenants contained in the credit facility are i) a total consolidated leverage ratio test (not to exceed 4.75 times in the absence of a permitted acquisition) and ii) a minimum interest coverage ratio test (not less than 2.50).

For the nine months ended September 30, 2014 and 2013, the weighted average interest rate on borrowings under our Credit Agreement was approximately 4.38% and 4.50%, respectively.

As of September 30, 2014, we had approximately $57.7 million of outstanding borrowings under our credit facility. Our consolidated total leverage calculation pursuant to the Credit Agreement was 1.49 times resulting in approximately $135.2 million of available borrowing capacity as of September 30, 2014.

Other debt

Other debt represents insurance premium financing in the original amount of $2.5 million bearing interest at 3.95% per annum, which is repayable in equal monthly installments of approximately $0.3 million through the third quarter of 2014.

Our outstanding borrowings at September 30, 2014 and December 31, 2013, respectively, were (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$57,700	$130,735
Other debt	1	2,048
Total debt	57,701	132,783
Less: current portion	1	2,048
Long-term debt	$57,700	$130,735

At September 30, 2014 and December 31, 2013, letters of credit outstanding under the credit facility totaled $4.2 million and $4.8 million, respectively.

In connection with our credit facility and amendments thereto, we have incurred $10.1 million of debt issuance costs inception to date that are being amortized on a straight-line basis over the term of the credit facility. In connection with the amendment and restatement of our Credit Agreement, discussed above, the Partnership recognized $0.7 million in extinguishment costs during the quarter ended September 30, 2014, which is included in Other expense in our condensed consolidated statement of operations.

11. Partners’ Capital and Convertible Preferred Units

Our capital accounts are comprised of approximately 1.3% general partner interests and 98.7% limited partner interests. Our limited partners have limited rights of ownership as provided for under our partnership agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the Incentive Distribution Rights that are non-voting limited partner rights held by our General Partner.

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

During 2014, the Partnership has elected to pay the Series B distributions using paid-in-kind Series B Units. The number of paid-in-kind Series B Units is determined by the quotient of: i) the number of Series B Units outstanding at the record date multiplied by the distribution amount declared to Common Unit Holders (“Series B Unit Distribution Amount”), and ii) the Series B Unit Distribution Amount divided by the original issue price of the Series B Units. The Partnership records the paid-in-kind Series B Units at fair value at the time of issuance. The fair value measurement uses our unit price as a significant input in the determination of the fair value and thus represents a Level 2 measurement as defined by ASC 820. For the nine months ended September 30, 2014, the Partnership issued 63,972 of paid-in-kind Series B Units with a fair value of $1.7 million.

Equity Offerings

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

On July 14, 2014, the Partnership entered into a common unit purchase agreement with certain institutional investors, which was subsequently amended on August 15, 2014, to provide for the sale of 4,622,352 common units representing limited partner interests in the Partnership in a private placement at a price of $25.8075 per common unit (reflecting an adjustment for the Partnership's second quarter distribution of $0.4625 per unit), for cash consideration of $119.3 million.

General Partner Units

In connection with the equity offerings discussed above, we received proceeds of $3.0 million from our General Partner as consideration for 113,131 additional general partner units.

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

The numbers of units outstanding as of September 30, 2014 and December 31, 2013, respectively, were as follows (in thousands):

	September 30, 2014	December 31, 2013
Series A convertible preferred units	5,586	5,279
Series B convertible units	1,232	—
Limited partner common units	15,771	7,414
General partners units	299	185

Distributions

We made cash distributions of $5.8 million and $19.5 million, inclusive of distributions of $0.5 million and $1.5 million in respect of our General Partner’s incentive distribution rights, in the three and nine months ended September 30, 2014, respectively. We made distributions of $4.7 million and $12.5 million in the three and nine months ended September 30, 2013, respectively. We made no distributions in respect of our General Partner's incentive distribution rights in the nine months ended September 30, 2013. We depend on our credit facility for future capital needs and may use it to fund a portion of cash distributions to unitholders, as necessary, depending on the level and timing of our operating cashflow.

The Partnership executed an amendment to the Partnership agreement, which became effective July 24, 2014, related to its outstanding Series A Units. As a result of the Amendment, distributions on Series A Units will be made with paid-in-kind Series A Units, cash or a combination thereof, at the discretion of the Board of Directors, which began with the distribution for the three months ended June 30, 2014 and will continue through the distribution for the quarter ended March 31, 2015. Prior to the Amendment, the Partnership was required to pay distributions on the Series A Units with a combination of paid-in-kind units and cash. For the Series A Unit distributions for the three months ended September 30, 2014, we have accrued $4.2 million for the paid-in-kind Series A Units. The distributions will be made in the fourth quarter of 2014.

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

We determined basic and diluted net income (loss) per limited partner unit as follows, (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss from continuing operations	$(2,397)	$(2,526)	$(2,934)	$(25,972)
Less: Net income attributable to noncontrolling interests	33	190	207	533
Net loss from continuing operations attributable to the Partnership	(2,430)	(2,716)	(3,141)	(26,505)
Less:
Contractual distributions on Series A Units	4,165	2,873	11,263	20,899
Declared distributions on Series B Units	619	—	1,671	—
General partner's distribution	603	80	1,688	240
General partner's share in undistributed loss	(169)	(290)	(430)	(1,610)
Net loss from continuing operations available to limited partners	(7,648)	(5,379)	(17,333)	(46,034)
Net loss from operations of disposal groups, net of tax, available to limited partners	(26)	38	(574)	(1,742)
Net loss available to limited partners	$(7,674)	$(5,341)	$(17,907)	$(47,776)

Weighted average number of units used in computation of limited partners’ net (loss) income per unit (basic and diluted)	13,204	6,663	11,409	8,334

Limited partners' net loss per common unit
Basic and diluted:
Loss from continuing operations	$(0.58)	$(0.81)	$(1.52)	$(5.52)
Loss from discontinued operations	—	0.01	(0.05)	(0.21)
Net loss	$(0.58)	$(0.80)	$(1.57)	$(5.73)

12. Long-Term Incentive Plan

Our General Partner manages our operations and activities and employs the personnel who provide support to our operations. The board of directors of our General Partner provides a long-term incentive plan (“LTIP”) for its employees, consultants and directors who perform services for it or its affiliates. At September 30, 2014 and December 31, 2013, 693,410 and 855,089 units, respectively, were available for future grant under the LTIP.

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

The following table summarizes the change in our unit-based awards during the nine months ended September 30, 2014 indicated, in units:

	Nine months ended September 30, 2014
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	75,529	17.62
Granted	183,163	20.68
Forfeited	(12,009)	18.28
Vested	(43,986)	20.72
Outstanding at end of period	202,697	19.67

The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these awards, including amortization, for the three months ended September 30, 2014 and 2013 were $0.3 million and $0.4 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $1.1 million and $1.9 million, respectively, which are classified as Equity compensation expense in the condensed consolidated statements of operations and the non-cash portion in partners’ capital on the condensed consolidated balance sheets.

The total fair value of vested units at the time of vesting was $1.2 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.

The total compensation cost related to unvested awards not yet recognized at September 30, 2014 and 2013 was $3.4 million and $1.1 million, respectively, and the weighted average period over which this cost is expected to be recognized as of September 30, 2014 is approximately 3.3 years.

13. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our unitholders through the allocation of taxable income. However, one of our subsidiaries, Blackwater, is a taxable entity. Partnership income tax expense for the three and nine months ended September 30, 2014 was $0.1 million and $0.3 million, respectively, resulting in an effective tax rate of 5.4% and 9.7%, respectively. For the three and nine months ended September 30, 2013, Partnership income tax was a benefit of $0.2 million and $0.6 million, resulting in an effective tax rate of 7.8% and 2.2%, respectively.

The effective tax rates for the three and nine months ended September 30, 2014 and September 30, 2013, differ from the statutory rate primarily due to Partnership income and loss that is not subject to U. S. federal income taxes, as well as transactions between the Partnership and its taxable subsidiary that generate tax deductions for the taxable subsidiary, which are eliminated in the consolidation of Net loss before income tax (expense) benefit.

14. Commitments and Contingencies

Resolution of legal matter

In January 2009, Rigolets Limited Partnership (“Rigolets”) filed suit for damages alleging failure to maintain a right-of-way along our Gloria System. Following negotiations, we expect to enter into an agreement with Rigolets during the fourth quarter of 2014 for the procurement of additional needed pipeline right-of-way and permits in order to rebuild sections of the levees and dams which will provide additional protection to portions of our Gloria System. We expect to incur up to $1.8 million of capital expenditures over the next twelve months in connection with this rebuilding.

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
Regulatory matters

On October 8, 2014, the Partnership reached an agreement in principle regarding its Midla interstate pipeline that traverses Louisiana and Mississippi. The parties involved reached the agreement in principle in order to provide continued service to Midla’s customers while addressing safety concerns with the existing pipeline.

Midla and the parties agreed that Midla may retire the existing 1920s vintage pipeline and replace the existing natural gas service with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Natchez Line”) to serve existing residential, commercial, and industrial customers. Customers not served by the new Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service. The agreement is subject to final agreements and ongoing proceedings at the Federal Energy Regulatory Commission (“FERC”).

Under the agreement in principle and subject to FERC approval, Midla will execute long-term agreements to recover its investment in the Natchez Line.

15. Related-Party Transactions

Employees of our General Partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our General Partner to American Midstream, LLC, which, in turn, charges the appropriate subsidiary. Our General Partner does not record any profit or margin for the administrative and operational services charged to us. During the three and nine months ended September 30, 2014, administrative and operational services expenses of $5.7 million and $15.9 million, respectively, were charged to us by our General Partner. During the three and nine months ended September 30, 2013, administrative and operational services expenses of $3.3 million and $10.3 million, respectively, were charged to us by our General Partner. For the three and nine months ended September 30, 2014, we incurred approximately $0.2 million and $1.0 million, respectively, of costs primarily associated with certain business development activities led by an affiliate of our General Partner. For the three and nine months ended September 30, 2013, we incurred approximately $0.2 million and $0.6 million, respectively, of costs primarily associated with certain business development activities led by an affiliate of our General Partner. We expect to be reimbursed by this affiliate of our General Partner for the business development costs related to those projects.

During the second quarter, the Partnership and an affiliate of its General Partner entered into a Management Service Fee arrangement under which the affiliate pays a monthly fee to reimburse the Partnership for administrative expenses incurred on the affiliate's behalf. During the three and nine months ended September 30, 2014, the Partnership recognized $0.2 million and $0.3 million, respectively, in management fee income that has been recorded as a reduction to Selling, general and administrative expenses.

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

Terminals
Our Terminals segment provides above-ground storage services at our marine terminals that support various commercial customers, including commodity brokers, refiners and chemical manufacturers to store a range of products, including chemicals, distillates, and agricultural products.

These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Gross margin is a performance measure utilized by management to monitor the business of each segment.

The following tables set forth our segment information for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$45,569	$20,328	$3,802	$69,699
Loss on commodity derivatives, net	606	—	—	606
Total revenue	46,175	20,328	3,802	70,305
Operating expenses:
Purchases of natural gas, NGL's and condensate	35,024	11,666	—	46,690
Direct operating expenses	5,249	5,033	1,602	11,884
Selling, general and administrative expenses				5,875
Equity compensation expense				337
Depreciation, amortization and accretion expense				5,706
Total operating expenses				70,492
Loss on sale of assets, net				(103)
Other expense				(672)
Interest expense				(1,430)
Earnings in unconsolidated affiliate				117
Income tax expense				(122)
Loss from operations of disposal groups, net of tax				(26)
Net loss				(2,423)
Less: Net income attributable to non-controlling interests				33
Net loss attributable to the Partnership				$(2,456)

Segment gross margin (a)	$10,513	$8,619	$2,200	$21,332

	Three months ended September 30, 2013
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$52,082	$22,478	$3,458	$78,018
Gain on commodity derivatives, net	(499)	—	—	(499)
Total revenue	51,583	22,478	3,458	77,519
Operating expenses:
Purchases of natural gas, NGL's and condensate	41,180	14,585	—	55,765
Direct operating expenses	3,805	3,994	1,293	9,092
Selling, general and administrative expenses				4,494
Equity compensation expense				392
Depreciation, amortization and accretion expense				7,880
Total operating expenses				77,623
Interest expense				(2,636)
Income tax benefit				214
Loss from operations of disposal groups, net of tax				(15)
Net loss				(2,541)
Less: Net income attributable to non-controlling interests				190
Net loss attributable to the Partnership				$(2,731)

Segment gross margin (a)	$10,879	$7,864	$2,165	$20,908

	Nine months ended September 30, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$147,209	$69,417	$11,314	$227,940
Loss on commodity derivatives, net	283	—	—	283
Total revenue	147,492	69,417	11,314	228,223
Operating expenses:
Purchases of natural gas, NGL's and condensate	115,383	40,346	—	155,729
Direct operating expenses	15,163	11,887	4,839	31,889
Selling, general and administrative expenses				17,105
Equity compensation expense				1,132
Depreciation, amortization and accretion expense				19,350
Total operating expenses				225,205
Loss on sale of assets, net				(124)
Other expense				(672)
Interest expense				(5,013)
Earnings in unconsolidated affiliate				117
Income tax expense				(260)
Loss from operations of disposal groups, net of tax				(582)
Net loss				(3,516)
Less: Net income attributable to non-controlling interests				207
Net loss attributable to the Partnership				$(3,723)

Segment gross margin (a)	$31,122	$28,983	$6,475	$66,580

	Nine months ended September 30, 2013
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$154,336	$56,539	$6,326	$217,201
Loss on commodity derivatives, net	110	—	—	110
Total revenue	154,446	56,539	6,326	217,311
Operating expenses:
Purchases of natural gas, NGL's and condensate	125,888	37,110	—	162,998
Direct operating expenses	10,924	8,943	2,502	22,369
Selling, general and administrative expenses				12,507
Equity compensation expense				1,877
Depreciation, amortization and accretion expense				22,274
Total operating expenses				222,025
Gain on involuntary conversion of property, plant and equipment				343
Loss on impairment of property, plant and equipment				(15,232)
Interest expense				(6,958)
Income tax benefit				589
Loss from operations of disposal groups, net of tax				(1,891)
Net loss				(27,863)
Less: Net income attributable to non-controlling interests				533
Net loss attributable to the Partnership				$(28,396)

Segment gross margin (a)	$28,812	$19,296	$3,824	$51,932

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

17. Subsidiary Guarantors

Certain of the subsidiaries of the Partnership (the "Subsidiaries") are co-registrants with the Partnership on registration statement No. 333-183818, and the registration statement registers guarantees of debt securities by one or more of the Subsidiaries (other than American Midstream Finance Corporation, a 100% owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of such debt securities). The financial position and operations of the co-issuer are minor and therefore have been included with the Parent's financial information. As of June 30, 2012, the Subsidiaries were 100% owned by the Partnership and any guarantees by the Subsidiaries will be full and unconditional. As of September 30, 2014, the Subsidiaries have an investment in the non-guarantor subsidiaries equal to a 92.2% undivided interest in its Chatom System. The Partnership has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. In the event that more than one of the Subsidiaries provide guarantees of any debt securities issued by the Partnership, such guarantees will constitute joint and several obligations. None of the assets of the Partnership or the Subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended. For purposes of the following condensed consolidating financial information, the Partnership's investments in its Subsidiaries and the guarantor subsidiaries' investment in its 92.2% undivided interest in the Chatom System are presented in accordance with the equity method of accounting. The financial information may not necessarily be indicative of the financial position, results of operations, or cash flows had the subsidiary guarantors operated as independent entities. Condensed consolidating financial information for the Partnership, its combined guarantor subsidiaries and non-guarantor subsidiary as of September 30, 2014 and December31, 2013, and for the three and nine months ended September 30, 2014 and 2013is as follows (in thousands):

	Condensed Consolidating Balance Sheet
	September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$458	$—	$—	$459
Accounts receivable	—	5,243	2,187	—	7,430
Unbilled revenue	—	17,747	3,524	—	21,271
Risk management assets	—	1,047	—	—	1,047
Other current assets	—	4,323	392	—	4,715
Current assets held for sale	—	29	—	—	29
Total current assets	1	28,847	6,103	—	34,951
Property, plant and equipment, net	—	358,413	57,386	—	415,799
Note receivable	27,315	—	—	(27,315)	—
Goodwill	—	16,253	—	—	16,253
Intangible assets, net	—	45,585	—	—	45,585
Investment in unconsolidated affiliate	—	11,017	—	—	11,017
Other assets, net	—	10,212	983	—	11,195
Noncurrent assets held for sale, net	—	1,164	—	—	1,164
Investment in subsidiaries	357,765	56,969	—	(414,734)	—
Total assets	$385,081	$528,460	$64,472	$(442,049)	$535,964

Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$59	$12,242	$125	$—	$12,426
Accrued gas purchases	—	12,798	1,964	—	14,762
Accrued expenses and other current liabilities	—	21,026	399	—	21,425
Current portion of long-term debt	—	1	—	—	1
Risk management liabilities	—	335	—	—	335
Current liabilities held for sale	—	1	—	—	1
Total current liabilities	59	46,403	2,488	—	48,950
Risk management liabilities - long-term	—	—	—	—	—
Asset retirement obligations	—	34,300	482	—	34,782
Other liabilities	—	161	—	—	161
Long-term debt	—	85,015	—	(27,315)	57,700
Deferred tax liability	—	4,816	—	—	4,816
Noncurrent liabilities held for sale, net	—	—	—	—	—
Total liabilities	59	170,695	2,970	(27,315)	146,409
Convertible preferred units
Series A convertible preferred units	104,736	—	—	—	104,736
Total partners’ capital	280,286	357,765	56,969	(414,734)	280,286
Noncontrolling interests	—	—	4,533	—	4,533
Total equity and partners' capital	280,286	357,765	61,502	(414,734)	284,819
Total liabilities, equity and partners' capital	$385,081	$528,460	$64,472	$(442,049)	$535,964

	Condensed Consolidating Balance Sheet
	December 31, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$392	$—	$—	$393
Accounts receivable	—	4,461	2,361	—	6,822
Unbilled revenue	—	18,321	4,680	—	23,001
Risk management assets	—	473	—	—	473
Other current assets	84	6,942	555	(84)	7,497
Current assets held for sale	—	272	—	—	272
Total current assets	85	30,861	7,596	(84)	38,458
Risk management assets, long-term	—	—	—	—	—
Property, plant and equipment, net	—	254,656	58,045	—	312,701
Note receivable	27,315	—	—	(27,315)	—
Goodwill	—	16,447	—	—	16,447
Intangible assets, net	—	3,682	—	—	3,682
Other assets, net	—	8,321	743	—	9,064
Noncurrent assets held for sale, net	—	1,723	—	—	1,723
Investment in subsidiaries	142,758	57,750	—	(200,508)	—
Total assets	$170,158	$373,440	$66,384	$(227,907)	$382,075

Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$30	$2,902	$329	$—	$3,261
Accrued gas purchases	—	14,282	3,104	—	17,386
Accrued expenses and other current liabilities	1,478	13,563	101	(84)	15,058
Current portion of long-term debt	—	2,048	—	—	2,048
Risk management liabilities	—	423	—	—	423
Current liabilities held for sale	—	114	—	—	114
Total current liabilities	1,508	33,332	3,534	(84)	38,290
Risk management liabilities - long-term	—	101	—	—	101
Asset retirement obligations	—	34,164	472	—	34,636
Other liabilities	—	191	—	—	191
Long-term debt	—	158,050	—	(27,315)	130,735
Deferred tax liability	—	4,749	—	—	4,749
Noncurrent liabilities held for sale, net	—	95	—	—	95
Total liabilities	1,508	230,682	4,006	(27,399)	208,797
Convertible preferred units
Series A convertible preferred units	94,811	—	—	—	94,811
Total partners’ capital	73,839	142,758	57,750	(200,508)	73,839
Noncontrolling interests	—	—	4,628	—	4,628
Total equity and partners' capital	73,839	142,758	62,378	(200,508)	78,467
Total liabilities, equity and partners' capital	$170,158	$373,440	$66,384	$(227,907)	$382,075

	Condensed Consolidating Statements of Operations
	Three months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Revenue	$—	$61,275	$12,532	$(4,108)	$69,699
Gain (Loss) on commodity derivatives, net	—	626	(20)	—	606
Total revenue	—	61,901	12,512	(4,108)	70,305
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	40,473	10,325	(4,108)	46,690
Direct operating expenses	—	10,732	1,152	—	11,884
Selling, general and administrative expenses	—	5,875	—	—	5,875
Equity compensation expense	—	337	—	—	337
Depreciation and accretion expense	—	5,277	429	—	5,706
Total operating expenses	—	62,694	11,906	(4,108)	70,492
Loss on sale of assets, net	—	(103)	—	—	(103)
Operating income	—	(896)	606	—	(290)
(Loss) earnings from consolidated affiliate	(3,037)	573	—	2,464	—
Interest income (expense)	581	(2,011)	—	—	(1,430)
Other expense	—	(672)	—	—	(672)
Earnings in unconsolidated affiliate	—	117	—	—	117
Net (loss) income before income tax benefit	(2,456)	(2,889)	606	2,464	(2,275)
Income tax benefit	—	(122)	—	—	(122)
Net (loss) income from continuing operations	(2,456)	(3,011)	606	2,464	(2,397)
Loss from operations of disposal groups, net of tax	—	(26)	—	—	(26)
Net (loss) income	(2,456)	(3,037)	606	2,464	(2,423)
Net income attributable to noncontrolling interests	—	—	33	—	33
Net (loss) income attributable to the Partnership	$(2,456)	$(3,037)	$573	$2,464	$(2,456)

	Condensed Consolidating Statements of Operations
	Three months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Revenue	$—	$64,346	$14,562	$(890)	$78,018
Loss on commodity derivatives, net	—	(499)	—	—	(499)
Total revenue	—	63,847	14,562	(890)	77,519
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	45,153	11,502	(890)	55,765
Direct operating expenses	—	7,886	1,206	—	9,092
Selling, general and administrative expenses	—	4,494	—	—	4,494
Equity compensation expense	—	392	—	—	392
Depreciation and accretion expense	—	7,465	415	—	7,880
Total operating expenses	—	65,390	13,123	(890)	77,623
Operating (loss) income	—	(1,543)	1,439	—	(104)
(Loss) earnings from consolidated affiliate	(2,731)	1,249	—	1,482	—
Interest expense	—	(2,636)	—	—	(2,636)
Net (loss) income before income tax benefit	(2,731)	(2,930)	1,439	1,482	(2,740)
Income tax benefit	—	214	—	—	214
Net (loss) income from continuing operations	(2,731)	(2,716)	1,439	1,482	(2,526)
Loss from operations of disposal groups, net of tax	—	(15)	—	—	(15)
Net (loss) income	(2,731)	(2,731)	1,439	1,482	(2,541)
Net income attributable to noncontrolling interests	—	—	190	—	190
Net (loss) income attributable to the Partnership	$(2,731)	$(2,731)	$1,249	$1,482	$(2,731)

	Condensed Consolidating Statements of Operations
	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments		Consolidated
Revenue	$—	$200,619	$36,591	$(9,270)		$227,940
Loss on commodity derivatives, net	—	392	(109)	—		283
Total revenue	—	201,011	36,482	(9,270)		228,223
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	135,487	29,512	(9,270)		155,729
Direct operating expenses	—	28,395	3,494	—		31,889
Selling, general and administrative expenses	—	17,105	—	—		17,105
Equity compensation expense	—	1,132	—	—		1,132
Depreciation and accretion expense	—	18,076	1,274	—		19,350
Total operating expenses	—	200,195	34,280	(9,270)		225,205
Gain on sale of assets, net	—	(124)	—	—		(124)
Operating (loss) income	—	692	2,202	—		2,894
(Loss) earnings from consolidated affiliate	(5,549)	1,995	—	3,554		—
Interest income (expense)	1,826	(6,839)	—	—		(5,013)
Other expense	—	(672)	—	—	—	(672)
Earnings in unconsolidated affiliate	—	117	—	—		117
Net (loss) income before income tax benefit	(3,723)	(4,707)	2,202	3,554		(2,674)
Income tax expense	—	(260)	—	—		(260)
Net (loss) income from continuing operations	(3,723)	(4,967)	2,202	3,554		(2,934)
Income from operations of disposal groups, net of tax	—	(582)	—	—		(582)
Net (loss) income	(3,723)	(5,549)	2,202	3,554		(3,516)
Net income attributable to noncontrolling interests	—	—	207	—		207
Net (loss) income attributable to the Partnership	$(3,723)	$(5,549)	$1,995	$3,554		$(3,723)

	Condensed Consolidating Statements of Operations
	Nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Revenue	$—	$179,744	$41,818	$(4,361)	$217,201
Gain on commodity derivatives, net	—	110	—	—	110
Total revenue	—	179,854	41,818	(4,361)	217,311
Operating expenses:
Purchases of natural gas, NGLs and condensate	—	134,368	32,991	(4,361)	162,998
Direct operating expenses	—	18,961	3,408	—	22,369
Selling, general and administrative expenses	—	12,507	—	—	12,507
Equity compensation expense	—	1,877	—	—	1,877
Depreciation and accretion expense	—	21,031	1,243	—	22,274
Total operating expenses	—	188,744	37,642	(4,361)	222,025
Gain on involuntary conversion of property, plant and equipment	—	343	—	—	343
Loss on impairment of property, plant and equipment	—	(15,232)	—	—	(15,232)
Operating (loss) income	—	(23,779)	4,176	—	(19,603)
(Loss) earnings from consolidated affiliate	(28,396)	3,643	—	24,753	—
Interest expense	—	(6,958)	—	—	(6,958)
Net (loss) income before income tax benefit	(28,396)	(27,094)	4,176	24,753	(26,561)
Income tax benefit	—	589	—	—	589
Net (loss) income from continuing operations	(28,396)	(26,505)	4,176	24,753	(25,972)
Loss from operations of disposal groups, net of tax	—	(1,891)	—	—	(1,891)
Net (loss) income	(28,396)	(28,396)	4,176	24,753	(27,863)
Net income attributable to noncontrolling interests	—	—	533	—	533
Net (loss) income attributable to the Partnership	$(28,396)	$(28,396)	$3,643	$24,753	$(28,396)

	Condensed Consolidating Statements of Comprehensive Income
	Three months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net (loss) income	$(2,456)	$(3,037)	$606	$2,464	$(2,423)
Unrealized gain on post retirement benefit plan assets and liabilities	7	7	—	(7)	7
Comprehensive (loss) income	(2,449)	(3,030)	606	2,457	(2,416)
Less: Comprehensive income attributable to noncontrolling interests	—	—	33	—	33
Comprehensive (loss) income attributable to the Partnership	$(2,449)	$(3,030)	$573	$2,457	$(2,449)

	Condensed Consolidating Statements of Comprehensive Income
	Three months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net (loss) income	$(2,731)	$(2,731)	$1,439	$1,482	$(2,541)
Unrealized loss on post retirement benefit plan assets and liabilities	(34)	(34)	—	34	(34)
Comprehensive (loss) income	(2,765)	(2,765)	1,439	1,516	(2,575)
Less: Comprehensive income attributable to noncontrolling interests	—	—	190	—	190
Comprehensive (loss) income attributable to the Partnership	$(2,765)	$(2,765)	$1,249	$1,516	$(2,765)

	Condensed Consolidating Statements of Comprehensive Income
	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net (loss) income	$(3,723)	$(5,549)	$2,202	$3,554	$(3,516)
Unrealized loss on post retirement benefit plan assets and liabilities	53	53	—	(53)	53
Comprehensive (loss) income	(3,670)	(5,496)	2,202	3,501	(3,463)
Less: Comprehensive income attributable to noncontrolling interests	—	—	207	—	207
Comprehensive (loss) income attributable to the Partnership	$(3,670)	$(5,496)	$1,995	$3,501	$(3,670)

	Condensed Consolidating Statements of Comprehensive Income
	Nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net (loss) income	$(28,396)	$(28,396)	$4,176	$24,753	$(27,863)
Unrealized loss on post retirement benefit plan assets and liabilities	(90)	(90)	—	90	(90)
Comprehensive (loss) income	(28,486)	(28,486)	4,176	24,843	(27,953)
Less: Comprehensive income attributable to noncontrolling interests	—	—	533	—	533
Comprehensive (loss) income attributable to the Partnership	$(28,486)	$(28,486)	$3,643	$24,843	$(28,486)

	Condensed Consolidating Statements of Cash Flows
	Nine months ended September 30, 2014
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$14,555	$3,685	$—	$18,240
Cash flows from investing activities
Cost of acquisitions, net of cash acquired	—	(110,909)	—	—	(110,909)
Additions to property, plant and equipment	—	(40,653)	(604)	—	(41,257)
Proceeds from disposals of property, plant and equipment	—	6,323	—	—	6,323
Equity method investment	—	(12,000)	—	—	(12,000)
Proceeds from equity method investment, return of capital	—	983	—	—	983
Net contributions from affiliates	19,549	—	—	(19,549)	—
Net distributions to affiliates	(237,231)	—	—	237,231	—
Net cash (used in) by investing activities	(217,682)	(156,256)	(604)	217,682	(156,860)
Cash flows from financing activities
Net contributions from affiliates	—	237,231	—	(237,231)	—
Net distributions to affiliates	—	(16,741)	(2,808)	19,549	—
Proceeds from issuance of common units, net of offering costs	204,335	—	—	—	204,335
Unit holder contributions	2,896	—	—	—	2,896
Unit holder distributions	(19,549)	—	—	—	(19,549)
Issuance of Series B Units	30,000	—	—	—	30,000
Acquisition of noncontrolling interest	—	(8)	—	—	(8)
Net distributions to noncontrolling interest owners	—	—	(273)	—	(273)
LTIP tax netting unit repurchase	—	(253)	—	—	(253)
Deferred debt issuance costs	—	(3,380)	—	—	(3,380)
Payments on other debt	—	(2,217)	—	—	(2,217)
Borrowings on other debt	—	170	—	—	170
Payments on long-term debt	—	(212,670)	—	—	(212,670)
Borrowings on long-term debt	—	139,635	—	—	139,635
Net cash provided by (used in) financing activities	217,682	141,767	(3,081)	(217,682)	138,686
Net increase in cash and cash equivalents	—	66	—	—	66
Cash and cash equivalents
Beginning of period	1	392	—	—	393
End of period	$1	$458	$—	$—	$459
Supplemental cash flow information
Interest payments, net	$—	$4,064	$—	$—	$4,064
Supplemental non-cash information
Increase in accrued property, plant and equipment	$—	$17,746	$—	$—	$17,746
Accrued unitholder distribution for Series A Units	$9,925	$—	$—	$—	$9,925
In-kind unitholder distribution for Series B Units	$1,671	$—	$—	$—	$1,671

	Condensed Consolidating Statements of Cash Flows
	Nine months ended September 30, 2013
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$11,413	$4,174	$—	$15,587
Cash flows from investing activities
Additions to property, plant and equipment	—	(22,841)	(1)	—	(22,842)
Insurance proceeds from involuntary conversion of property, plant and equipment	—	482	—	—	482
Net contributions from affiliates	12,458	—	—	(12,458)	—
Net distributions to affiliates	(27,468)	—	—	27,468	—
Net cash (used in) investing activities	(15,010)	(22,359)	(1)	15,010	(22,360)
Cash flows from financing activities
Net contributions from affiliates	—	27,468	—	(27,468)	—
Net distributions to affiliates	—	(8,856)	(3,602)	12,458	—
Unit holder contributions	13,075	—	—	—	13,075
Unit holder distributions	(12,458)	—	—	—	(12,458)
Issuance of Series A Convertible Preferred Units	14,393	—	—	—	14,393
Net distributions to noncontrolling interest owners	—	—	(571)	—	(571)
LTIP tax netting unit repurchase	—	(400)	—	—	(400)
Deferred debt issuance costs	—	(1,509)	—	—	(1,509)
Payments on other debt	—	(2,231)	—	—	(2,231)
Borrowings on other debt	—	1,495	—	—	1,495
Payments on bank loans	—	(1,072)	—	—	(1,072)
Borrowings on bank loans	—	6,200	—	—	6,200
Payments on long-term debt	—	(99,821)	—	—	(99,821)
Borrowings on long-term debt	—	92,571	—	—	92,571
Net cash provided by (used in) financing activities	15,010	13,845	(4,173)	(15,010)	9,672
Net decrease in cash and cash equivalents	—	2,899	—	—	2,899
Cash and cash equivalents
Beginning of period	1	575	—	—	576
End of period	$1	$3,474	$—	$—	$3,475
Supplemental cash flow information
Interest payments, net	$—	$5,051	$—	$—	$5,051
Supplemental non-cash information
Decrease in accrued property, plant and equipment	$—	$(6,080)	$—	$—	$(6,080)
Net assets contributed	22,129	—	—	—	22,129
Net assets contributed in exchange for the issuance of Series A convertible preferred units	59,994	—	—	—	59,994
Fair value of Series A Units in excess of net assets received	15,612	—	—	—	15,612
Accrued unitholder distribution for Series A Units	2,912	—	—	—	2,912

18. Subsequent Events

Distribution

On October 23, 2014, we announced a distribution of $0.4725 per unit for the quarter ended September 30, 2014, or $1.89 per unit on an annualized basis, payable on November 14, 2014 to unitholders of record on November 7, 2014. Holders of our Series B Units will participate in this distribution and will receive this distribution in Series B Units rather than cash.

Acquisition

On October 13, 2014, the Partnership acquired Costar Midstream , LLC ("Costar") from Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC for a purchase price of $471.5 million. Costar is an onshore gathering and processing company with its primary gathering, processing, fractionation, and off-spec condensate treating and stabilization assets in East Texas and the Permian basin, with a significant crude oil gathering system project underway in the Bakken oil play.

The acquisition was funded with 6,892,931 common units of the Partnership issued directly to Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC, which units are subject to customary lock-up provisions, and $271.6 million of cash from borrowings under the Partnership’s Credit Agreement and proceeds from the Pipe Offering.

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, the Annual Report and the following:

•	our ability to access capital to fund growth, including access to the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety, regulation of over-the-counter derivatives market and entities, and protection of the environment;

•	the timing and extent of changes in natural gas, natural gas liquids and other commodity prices, interest rates and demand for our services, including storage services in our Terminals segment;

•	weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	industry changes, including the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our assets and our success in connecting natural gas supplies to our gathering and processing systems;

•	the demand for NGL products by the petrochemical, refining or other industries;

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses;

•	our ability to grow through contributions from affiliates, acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	our ability to hire as well as retain qualified personnel to execute our business strategy;

•	volatility in the price of our common units;

•	security threats such as military campaigns, terrorist attacks, and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

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

Overview

We are a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of gathering, treating, processing, fractionating and transporting natural gas through our ownership and operation of nine gathering systems, two processing facilities, one fractionation facility, three interstate pipelines and five intrastate pipelines. We also own a 50% undivided, non-operating interest in a processing plant located in southern Louisiana. We are also an owner, developer and operator of petroleum, agricultural, and chemical liquid terminal storage facilities through our ownership of four terminal sites. Our assets, which are strategically located in Alabama, Georgia, Louisiana, Maryland, Mississippi, Tennessee and Texas, provide critical infrastructure that links producers and suppliers of natural gas to diverse natural gas and NGL markets, including various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. We currently operate approximately 2,300 miles of pipelines that gather and transport approximately 1 Bcf/d of natural gas and operate approximately 1.7 million barrels of above-ground storage capacity across four marine terminal sites.

Significant financial highlights during the three months ended September 30, 2014, include the following:

•	For the three months ended September 30, 2014, gross margin increased to $21.3 million, or an increase of 1.9%, compared to the same period in 2013;

•	Adjusted EBITDA increased for the three months ended September 30, 2014 to $9.0 million, or an increase of 2.6%, compared to the same period in 2013;

•	We distributed $5.2 million to our common unitholders, or $0.4625 per unit, during the three months ended September 30, 2014;

•
On September 5, 2014, we entered into an amended and restated credit agreement, which provides for a maximum borrowing equal to $500.0 million, with the ability to further increase the borrowing capacity subject to lender approval; and

•	On August 20, 2014, we completed the PIPE Offering with certain institutional investors for the sale of 4,622,352 common units and received $119.3 million in cash proceeds.
Significant operational highlights during the three months ended September 30, 2014, include the following:

•	During the three months ended September 30, 2014, our Lavaca System in the Eagle Ford is continuing to operate above expectations and contributed incremental throughput of 72.0 MMcf/d;

•
For the three months ended September 30, 2014, Terminal utilization decreased to 81.8% compared to 100% for the same period in 2013, as a result of an increase in total terminal capacity at our Harvey facility that is not currently under contract;

•	Throughput attributable to the Partnership totaled 913.6 MMcf/d for the third quarter of 2014 representing an 8.9% decrease compared to the same period in 2013;

•	Average gross NGL production totaled 39.1 Mgal/d for the third quarter of 2014 representing a 28.0% decrease compared to the same period in 2013; and

•	Average condensate production totaled 38.7 Mgal/d for the third quarter of 2014, a 19.5% decrease compared to the third quarter of 2013.
Recent Developments

Main Pass Oil Gathering System

On August 11, 2014, the Partnership acquired a 66.7% non-operated interest in Main Pass Oil Gathering Company (“MPOG”), which is an offshore oil gathering system, for a purchase price of $12.0 million. The acquisition was financed through the Partnership's credit facility. We received distributions of $1.1 million during the three months ended September 30, 2014.

Harvey Terminal

Terminal storage operations at Harvey commenced during the three months ending September 30, 2014, adding 238,000 barrels in incremental storage capacity and increasing the Partnership’s total storage capacity to approximately 1.7 million barrels.  Construction of a deep-water ship dock is currently underway with completion expected in the first quarter of 2015.  Upon completion, Harvey is expected to be a full-service storage site, providing rail, truck, barge, and deep-water service. Harvey has the potential for more than two million barrels of capacity when fully developed, which would increase the Partnership's total storage capacity by more than 100 percent.

Midla Natchez Line

On October 8, 2014, American Midstream Midla, LLC (“Midla”), a subsidiary of the Partnership, announced an agreement in principle to retire the existing 1920s vintage Midla pipeline that traverses Louisiana and Mississippi and replace the existing natural gas service with a new 12-inch pipeline from Winnsboro, Louisiana to Natchez Mississippi (the “Natchez Line”) to serve existing residential, commercial, and industrial customers. The agreement is subject to final agreements and ongoing proceedings at the Federal Energy Regulatory Commission.

Series A Unit Distributions Amendment

The Partnership executed an amendment to the Partnership agreement related to its Series A Units, which became effective July 24, 2014. As a result of the Amendment, distributions on Series A Units will be made with paid-in-kind Series A Units, cash or a combination thereof, at the discretion of the Board of Directors of the Partnership’s general partner, which began with the distribution for the three months ended June 30, 2014 and will continue for the subsequent three fiscal quarters. Prior to the Amendment, the Partnership was required to pay distributions on the Series A Units with a combination of paid-in-kind units and cash. The Board of Directors approved a distribution of paid-in-kind Series A Units for the three months ended June 30, 2014, which was made on August 14, 2014.

Republic Midstream Crude Oil System

On August 5, 2014, the Partnership executed an option agreement providing the Partnership with the right to acquire a 50 percent interest in Republic Midstream, LLC (“Republic Midstream”) from an affiliate of ArcLight Capital Partners, LLC ("ArcLight"), an affiliate which controls 95% of the General Partner of the Partnership. Republic Midstream, a newly formed ArcLight portfolio company, executed an agreement with Penn Virginia in July 2014 to construct and operate a crude oil gathering system, central delivery terminal complex, and an intermediate takeaway pipeline to serve Penn Virginia’s acreage position in the Eagle Ford Shale.  In accordance with the terms of the option agreement, the Partnership will have the right to acquire 50 percent of Republic Midstream for approximately $200 million upon commencement of operations, which is expected in mid-2015.

Pursuant to the terms of its agreement with Penn Virginia, Republic Midstream will provide midstream services to Penn Virginia under a long-term, fee-based transportation agreement, supported by minimum volume commitments and dedicated acreage in the area served by the gathering system.  The gathering system is expected to include 170 miles of gathering and trunk lines located in north central Gonzales and Lavaca counties that will deliver gathered volumes to a 144-acre storage and blending crude oil terminal in western Lavaca County. The intermediate system is expected to consist of a 12-inch, 25-mile takeaway pipeline with initial capacity of 80,000 barrels per day. Prior to and after the acquisition of the 50 percent interest described above, the Partnership is currently providing construction, operations, and general management services for Republic Midstream.

Gonzales County Full-Well-Stream Gathering System

On August 4, 2014, the Board of Directors of the General Partner of the Partnership approved the Partnership’s right-of-first-offer to acquire the Gonzales County full-well-stream gathering and treating and saltwater disposal system in the Eagle Ford Shale. Following acquisition of the system, the Partnership will provide the midstream services under a long-term, fee-based agreement. Construction of the system is under way, and the producer customer recently notified the Partnership of a change to their drilling program that will require modifications to the system and will delay commencement of operations until mid-2015. As such, the Partnership anticipates the drop-down of the system to be completed in mid-2015.

Subsequent Events

Distribution

On October 23, 2014, we announced an increase to our distribution of 4.4% to $0.4725 per unit for the quarter ended September 30, 2014 compared to the distribution for the third quarter of 2013, or $1.89 per unit on an annualized basis, payable on November

14, 2014 to unitholders of record on November 7, 2014. Holders of our Series B Units will participate in this distribution and will receive this distribution in Series B Units rather than cash.

Acquisition

On October 13, 2014, the Partnership acquired Costar Midstream LLC ("Costar" and the "Costar Acquisition") from Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC for approximately $471.5 million. Costar is an onshore gathering and processing company with its primary gathering, processing, fractionation, and off-spec condensate treating and stabilization assets in East Texas and the Permian basin, with a significant crude oil gathering system project underway in the Bakken oil play. As a result, we increased our 2014 capital expenditure forecast range to $75 million to $80 million to accommodate this crude oil project in the Bakken.

The acquisition was funded with 6,892,931 American Midstream common units issued directly to Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC, which are subject to customary lock-up provisions, and $271.6 million of cash from borrowings under the Partnership’s Credit Agreement and proceeds from the Pipe Offering.

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

In our Transmission segment, the majority of our segment gross margin is generated by firm capacity reservation and interruptible fees from throughput volumes on our interstate and intrastate pipelines. Substantially all Transmission segment gross margin is generated under contracts with shippers, including producers, industrial companies, LDCs and marketers, for firm and interruptible natural gas transportation on our pipelines. We routinely monitor natural gas market activities in the areas served by our transmission systems to pursue new shipper opportunities.

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

We define adjusted EBITDA as net income, plus interest expense, income tax expense, depreciation expense, certain non-cash charges such as non-cash compensation, unrealized losses on commodity derivative contracts, cash distributions in excess of earnings from unconsolidated affiliate and selected charges that are unusual or nonrecurring, less interest income, income tax benefit, unrealized gains on commodity derivative contracts, amortization of commodity put purchase costs, and selected gains that are unusual or nonrecurring. The GAAP measure most directly comparable to adjusted EBITDA is net income.

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

The following tables reconcile the non-GAAP financial measures of gross margin and adjusted EBITDA used by management to Net loss attributable to the Partnership, their most directly comparable GAAP measure, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of gross margin to Net loss attributable to the Partnership:
Gathering and processing segment gross margin	$10,513	$10,879	$31,122	$28,812
Transmission segment gross margin	8,619	7,864	28,983	19,296
Terminals segment gross margin	2,200	2,165	6,475	3,824
Total gross margin	21,332	20,908	66,580	51,932
Plus:
(Loss) gain on commodity derivatives, net	606	(499)	283	110
Less:
Direct operating expenses (a)	10,282	7,799	27,050	19,867
Selling, general and administrative expenses	5,875	4,494	17,105	12,507
Equity compensation expense	337	392	1,132	1,877
Depreciation, amortization and accretion expense	5,706	7,880	19,350	22,274
Gain on involuntary conversion of property, plant and equipment	—	—	—	(343)
Loss on sale of assets, net	103	—	124	—
Loss on impairment of property, plant and equipment	—	—	—	15,232
Interest expense	1,430	2,636	5,013	6,958
Other expense	672	—	672	—
Earnings in unconsolidated affiliates	(117)	—	(117)	—
Other, net (b)	(75)	(52)	(792)	231
Income tax expense (benefit)	122	(214)	260	(589)
Loss from operations of disposal groups, net of tax	26	15	582	1,891
Net income attributable to noncontrolling interest	33	190	207	533
Net loss attributable to the Partnership	$(2,456)	$(2,731)	$(3,723)	$(28,396)

(a)
Direct operating expenses includes Gathering and Processing segment direct operating expenses of $5.2 million and $3.8 million, respectively, and Transmission segment direct operating expenses of $5.0 million and $4.0 million, respectively, for the three months ended September 30, 2014 and 2013. Direct operating expenses related to our Terminals segment of $1.6 million and $1.3 million, respectively, for the three months ended September 30, 2014 and 2013 are included within the calculation of Terminals segment gross margin. Direct operating expenses includes Gathering and Processing segment direct operating expenses of $15.2 million and $10.9 million, respectively, and Transmission segment direct operating expenses of $11.9 million and $8.9 million, respectively, for the nine months ended September 30, 2014 and 2013. Direct operating expenses related to our Terminals segment of $4.8 million and $2.5 million, respectively, for the nine months ended September 30, 2014 and 2013 are included within the calculation of Terminals segment gross margin.

(b)
Other, net includes realized (loss) gain on commodity derivatives of less than $0.1 million and $0.3 million and COMA income of $0.1 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. Other, net includes realized (loss) gain on commodity derivatives of $(0.2) million and $0.8 million and COMA income of $0.6 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of Net loss attributable to the Partnership to Adjusted EBITDA
Net loss attributable to the Partnership	$(2,456)	$(2,731)	$(3,723)	$(28,396)
Add:
Depreciation, amortization and accretion expense	5,706	7,880	19,350	22,271
Interest expense	1,184	2,192	4,028	5,701
Debt issuance costs	3,226	280	3,380	1,595
Unrealized loss (gain) on derivatives, net	(706)	913	(592)	1,158
Non-cash compensation expense	405	392	1,200	1,877
Transaction expenses	521	426	1,559	1,848
Income tax benefit (expense)	103	(248)	(58)	(662)
Impairment of property, plant and equipment	—	—	—	15,232
Impairment of noncurrent assets held for sale	—	—	673	1,807
Proceeds from equity method investment, return of capital	983	—	983	—
Deduct:
COMA income	66	292	601	544
Straight-line amortization of put costs (a)	—	32	—	89
OPEB plan net periodic benefit	12	18	36	54
Gain on involuntary conversion of property, plant and equipment	—	—	—	343
Loss on sale of assets, net	(103)	—	(209)	—
Adjusted EBITDA	$8,991	$8,762	$26,372	$21,401

(a)	Amounts noted represent the straight-line amortization of the cost of commodity put contracts over the life of the contract.

General Trends and Outlook

We expect our business to continue to be affected by the key trends discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook” in our Annual Report.

Results of Operations — Combined Overview

Gross margin remained consistent for the three months ended September 30, 2014 and increased by $14.6 million, or 28.2%, for the nine months ended September 30, 2014 as compared to the same periods in 2013.

For the three months ended September 30, 2014, our gross margin remained consistent largely as a result of an increase in gross margin in our Transmission segment of $0.8 million primarily as a result of higher margins attributable to the High Point System and a decrease in gross margin in our Gathering and Processing segment of $0.4 million as a result of a decrease in throughput of 74.1 MMcf/d on certain legacy gathering and processing systems; offset by incremental gross margin associated with our Lavaca System of $4.5 million.

For the nine months ended September 30, 2014, the increase in gross margin was largely a result of: i) an increase in gross margin in our Transmission segment of $9.7 million primarily as a result of: i) increased throughput of 159.3 MMcf/d from the acquisition of the High Point System on April 15, 2013; ii) an increase in gross margin in our Gathering and Processing segment of $2.3 million primarily due to incremental gross margin associated with our Lavaca System of $10.6 million, offset by lower NGL and condensate volumes of 18.3 Mgal/d and lower natural gas throughput volumes of 10.2 MMcf/d on the certain legacy systems and iii) an increase in gross margin in our Terminals segment of $2.7 million due to incremental storage capacity and associated customers.

For the three months ended September 30, 2014, Adjusted EBITDA increased $0.2 million, or 2.6%, compared to the same period in 2013. The increase is primarily related to i) an increase in the adjustment associated with the debt issuance costs paid of $2.9 million; ii) a decline in net loss attributable to the Partnership of $0.3 million, and iii) distributions received in excess of earnings from an unconsolidated affiliate of $1.0 million; offset by lower depreciation, amortization and accretion expense of $2.2 million and interest expense of $1.0 million.

For the nine months ended September 30, 2014, Adjusted EBITDA increased $5.0 million, or 23.2%, compared to the same period in 2013. The increase is primarily related to a lower loss attributable to the Partnership of $9.4 million (excluding non-cash impairment charges) and cash received in excess of earning on unconsolidated affiliates of $1.0 million; offset by i) lower depreciation, amortization and accretion expense of $2.9 million; ii) lower interest expense of $1.7 million; and iii) lower unrealized losses on commodity derivatives of $1.8 million.
We distributed $5.2 million to holders of our common units, or $0.4625 per unit, during the three months ended September 30, 2014, representing the distribution with respect to the three months ended June 30, 2014. We distributed $15.2 million to holders of our common units, or $1.3775 per unit, during the nine months ended September 30, 2014, including the distribution with respect to the three months ended December 31, 2013.
The following table and discussion presents certain of our historical condensed consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statement of Operations Data:
Revenue	$69,699	$78,018	$227,940	$217,201
(Loss) gain on commodity derivatives, net	606	(499)	283	110
Total revenue	70,305	77,519	228,223	217,311
Operating expenses:
Purchases of natural gas, NGLs and condensate	46,690	55,765	155,729	162,998
Direct operating expenses	11,884	9,092	31,889	22,369
Selling, general and administrative expenses	5,875	4,494	17,105	12,507
Equity compensation expense (a)	337	392	1,132	1,877
Depreciation, amortization and accretion expense	5,706	7,880	19,350	22,274
Total operating expenses	70,492	77,623	225,205	222,025
Gain on involuntary conversion of property, plant and equipment	—	—	—	343
Loss on sale of assets, net	(103)	—	(124)	—
Loss on impairment of property, plant and equipment	—	—	—	(15,232)
Operating income (loss)	(290)	(104)	2,894	(19,603)
Other income (expense):
Interest expense	(1,430)	(2,636)	(5,013)	(6,958)
Other expense	(672)	—	(672)	—
Earnings in unconsolidated affiliates	117	—	117	—
Net loss before income tax (expense) benefit	(2,275)	(2,740)	(2,674)	(26,561)
Income tax (expense) benefit	(122)	214	(260)	589
Net loss from continuing operations	(2,397)	(2,526)	(2,934)	(25,972)
Discontinued operations:
Loss from operations of disposal groups, net of tax	(26)	(15)	(582)	(1,891)
Net loss	(2,423)	(2,541)	(3,516)	(27,863)
Net income attributable to noncontrolling interests	33	190	207	533
Net loss attributable to the Partnership	$(2,456)	$(2,731)	$(3,723)	$(28,396)
Other Financial Data:
Gross margin (b)	$21,332	$20,908	$66,580	$51,932
Adjusted EBITDA (b)	$8,991	$8,762	$26,372	$21,401

(a)	Represents non-cash costs related to our Long-Term Incentive Plan ("LTIP").

(b)
For definitions of gross margin and adjusted EBITDA and reconciliations to their most directly comparable financial measure calculated and presented in accordance with GAAP, and a discussion of how we use gross margin and adjusted EBITDA to evaluate our operating performance, please read “— How We Evaluate Our Operations.”

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue. Our revenue for the three months ended September 30, 2014 was $69.7 million compared to $78.0 million for the three months ended September 30, 2013. This decrease of $8.3 million was primarily due to the following:

•
Natural gas revenues decreased $1.7 million primarily as a result of lower throughput of 74.1 MMcf/d, or 24.4%, period over period partially offset by higher realized natural gas prices of $4.60/Mcf, an increase of $0.80/Mcf, or 21.1%;

•
NGL revenues decreased $4.1 million as a result of lower gross NGL production volumes of 15.2 Mgal/d from our Gathering and Processing segment offset by higher realized NGL prices of $0.97/gal, an increase of $0.06/gal period over period;

•
Condensate revenues decreased $3.0 million as a result of lower realized condensate prices of $2.17/gal, a decrease of $0.23/gal, or 9.6%, period over period and lower condensate production of 9.4 Mgal/d; partially offset by incremental volumes on our Lavaca System of 5.2 Mgal/d;

•	Transmission revenues from the transportation of natural gas decreased $2.2 million, or 9.6%, primarily due to lower average throughput associated with our fixed-margin arrangements of 17.9%; and

•	Terminals segment revenue increased $0.3 million as a result of incremental storage capacity, acquiring new customers and contractual storage rate escalations.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended September 30, 2014 were $46.7 million compared to $55.8 million for the three months ended September 30, 2013. This decrease of $9.1 million was primarily due to lower natural gas purchase volumes related to our elective processing arrangements and POP contracts associated with owned processing plants in our Gathering and Processing segment and lower realized condensate prices and volumes associated with our POP contracts, partially offset by higher purchase costs associated with natural gas and NGLs due to higher realized natural gas and NGL prices.

Gross Margin. Gross margin for the three months ended September 30, 2014 was $21.3 million compared to $20.9 million for the three months ended September 30, 2013. This increase of $0.4 million was primarily due to: i) an increase in gross margin in our Transmission segment of $0.8 million as a result of increased throughput and ii) a decrease in gross margin in our Gathering and Processing segment of $0.4 million due to lower natural gas throughput volumes of 74.1 MMcf/d, or 24.4%, primarily attributable to certain legacy gathering and processing systems; offset by incremental gross margin of $4.5 million related to the newly acquired Lavaca System.

Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2014 were $11.9 million compared to $9.1 million in the three months ended September 30, 2013. This increase of $2.8 million was primarily due to: i) $1.2 million of incremental costs associated with compression; ii) $0.8 million associated with integrity management programs; and iii) $0.7 million of additional labor and benefits associated with our gathering and processing terminal segments.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three months ended September 30, 2014 were $5.9 million compared to $4.5 million for the three months ended September 30, 2013. This increase of $1.4 million was primarily due to cost incurred to manage and integrate our acquisitions and support continuing growth.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the three months ended September 30, 2014 was $5.7 million compared to $7.9 million for the three months ended September 30, 2013. This decrease of $2.2 million was due to assets becoming fully depreciated in the current and prior quarters.

Interest Expense. Interest expense for the three months ended September 30, 2014 was $1.4 million compared to $2.6 million for the three months ended September 30, 2013. This decrease of $1.2 million was primarily due to a lower outstanding debt balance.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates of $0.1 million represents our 66.7% share of earnings in the MPOG System for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue. Our revenue for the nine months ended September 30, 2014 was $227.9 million compared to $217.2 million for the nine months ended September 30, 2013. This increase of $10.7 million was primarily due to the following:

•	Natural gas revenues increased $10.1 million primarily as a result of higher realized natural gas prices of $5.14/Mcf, an increase of $1.18/Mcf, or 29.8%, period over period;

•
NGL revenues decreased $7.2 million as a result of lower gross NGL production volumes of 13.3 Mgal/d from our Gathering and Processing segment offset by higher realized NGL prices of $1.02/gal, an increase of $0.16/gal period over period;

•	Condensate revenues decreased $5.3 million as a result of lower condensate production of 5.0 Mgal/d, partially offset by incremental volumes on our Lavaca System;

•
Transmission revenues from the transportation of natural gas increased $12.9 million, or 22.8%, primarily due to an increase in throughput of 159.3 MMcf/d as a result of the benefit of nine months of revenue from the High Point System in 2014, compared to less than six months in 2013; and

•	Terminals segment revenue increased $5.0 million due to nine months of activity in 2014 compared to less than six months of activity in 2013.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the nine months ended September 30, 2014 were $155.7 million compared to $163.0 million for the nine months ended September 30, 2013. This decrease of $7.3 million was primarily due to lower natural gas purchase volumes related to POP contracts associated with owned processing plants in our Gathering and Processing segment and lower realized condensate prices and volumes associated with our our elective processing arrangements and POP contracts, partially offset by higher purchase costs associated with natural gas and NGLs due to higher realized natural gas and NGL prices.

Gross Margin. Gross margin for the nine months ended September 30, 2014 was $66.6 million compared to $51.9 million for the nine months ended September 30, 2013. This increase of $14.7 million was primarily due to: i) an increase in gross margin in our Transmission segment of $9.7 million as a result of increased throughput of 159.3 MMcf/d as a result of nine months of activity on our High Point Systems in 2014 compared to less than six months of activity in 2013; ii) an increase in our Terminals segment of $2.7 million due to nine months of activity in 2014 compared to less than six months of activity in 2013 and; iii) an increase in gross margin in our Gathering and Processing segment of $2.3 million due to $10.5 million attributable to the acquired Lavaca System; offset by lower NGL and condensate volumes of 18.3 Mgal/d and lower natural gas throughput volumes of 10.2 MMcf/d, or 3.8%.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2014 were $31.9 million compared to $22.4 million in the nine months ended September 30, 2013. This increase of $9.5 million was primarily due to: i) $3.5 million of additional labor and benefits associated with our three segment due to acquisition activities; ii) $2.1 million of incremental costs associated with compression; iii) $1.0 million of costs associated with additional pipeline inspections; iv) $0.9 million associated with integrity management programs; and v) $0.7 million of additional material and supplies associated with our terminal segments.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the nine months ended September 30, 2014 were $17.1 million compared to $12.5 million for the nine months ended September 30, 2013. This increase of $4.6 million was primarily due to: i) higher salaries, wages and related costs of $3.0 million due to labor costs incurred to manage and integrate our acquisitions and support our continued growth and ii) an increase in legal fees of $0.9 million associated with certain transactions.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the nine months ended September 30, 2014 was $19.4 million compared to $22.3 million for the nine months ended September 30, 2013. This decrease of $2.9 million was due to assets becoming fully depreciated in the current period.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was $5.0 million compared to $7.0 million for the nine months ended September 30, 2013. This decrease of $2.0 million was primarily due to i) a lower outstanding debt balance and ii) a slight decrease to our weighted average interest rate of 0.12% as a result of lower leverage during the nine months ended September 30, 2014.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates of $0.1 million represents our 66.7% share of earnings in the MPOG System for the nine months ended September 30, 2014.

Results of Operations — Segment Results

The table below contains key segment performance indicators related to our segment results of operations (in thousands except operating and pricing data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$45,569	$52,082	$147,209	$154,336
Loss on commodity derivatives	606	(499)	283	110
Total revenue	46,175	51,583	147,492	154,446
Purchases of natural gas, NGLs and condensate	35,024	41,180	115,383	125,888
Direct operating expenses	5,249	3,805	15,163	10,924
Other financial data:
Segment gross margin	$10,513	$10,879	$31,122	$28,812
Operating data:
Average throughput (MMcf/d)	229.8	303.9	259.9	270.1
Average plant inlet volume (MMcf/d) (a) (b)	62.1	134.4	78.6	114.5
Average gross NGL production (Mgal/d) (a) (c)	39.1	54.3	39.5	52.8
Average gross condensate production (Mgal/d) (a)	38.7	48.1	40.9	45.9
Average realized prices:
Natural gas ($/Mcf)	$4.60	$3.80	$5.14	$3.96
NGLs ($/gal)	$0.97	$0.91	$1.02	$0.86
Condensate ($/gal)	$2.17	$2.40	$2.21	$2.35
Transmission segment
Financial data:
Total revenue	$20,328	$22,478	$69,417	$56,539
Purchases of natural gas, NGLs and condensate	11,666	14,585	40,346	37,110
Direct operating expenses	5,033	3,994	11,887	8,943
Other financial data:
Segment gross margin	$8,619	$7,864	$28,983	$19,296
Operating data:
Average throughput (MMcf/d)	683.8	698.6	770.6	611.3
Average firm transportation - capacity reservation (MMcf/d)	534.2	525.7	568.8	658.3
Average interruptible transportation - throughput (MMcf/d)	393.4	460.3	463.9	352.9
Terminals segment
Financial data:
Total revenue	$3,802	$3,458	$11,314	$6,326
Direct operating expenses	1,602	1,293	4,839	2,502
Other financial data:
Segment gross margin	$2,200	$2,165	$6,475	$3,824
Operating data:
Storage Utilization	82%	100%	93%	100%

(a)	Excludes volumes and gross production under our elective processing arrangements.

(b)	Includes gross plant inlet volume associated with our interest in the Burns Point processing plant.

(c)	Includes net NGL production associated with our interest in the Burns Point processing plant.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Gathering and Processing Segment

Revenue. Segment total revenue in the three months ended September 30, 2014 was $46.2 million compared to $51.6 million in the three months ended September 30, 2013. This decrease of $5.4 million was primarily due to the following:

•
Lower average gross NGL and condensate production amounting to 24.6 Mgal/d, or a net decrease of 24.0% period over period, primarily as a result of our reduced production at certain legacy gathering and processing systems; partially offset by condensate production associated with our Lavaca System;

•
Lower average gross NGL production associated with our elective processing arrangements amounting to 23.0 Mgal/d, or a net decrease of 50.6%, primarily as a result of our reduced throughput on our Gloria and Lafitte Systems;

•
Increases in realized natural gas prices of 21.1% and, realized NGL prices of 6.6%, partially offset by lower realized condensate prices of 9.6% period over period as a result of variable commodity prices; and

•
Lower average natural gas throughput volumes of 74.1 MMcf/d, or 24.4%, period over period primarily as a result of decreases at certain legacy gathering and processing systems partially attributable to third-party downtime, offset by incremental natural gas throughput volumes of 72.0 MMcf/d at our Lavaca System.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended September 30, 2014 were $35.0 million compared to $41.2 million for the three months ended September 30, 2013. This decrease of $6.2 million was primarily due to lower natural gas purchase volumes related to our fixed-margin contracts and POP contracts associated with owned processing plants, partially offset by higher purchase costs associated with natural gas and NGLs due to higher realized natural gas and NGL prices.

Segment Gross Margin. Segment gross margin for the three months ended September 30, 2014 was $10.5 million compared to $10.9 million for the three months ended September 30, 2013. This decrease of $0.4 million was primarily due to the following:

•	Incremental gross margin of $4.5 million at our Lavaca System;

•
Lower gross margin of $3.0 million due to lower throughput volumes resulting in decreased NGL production associated with our elective processing arrangements on our Gloria System; as well as lower condensate production due to lower plant inlet volume at certain legacy gathering and processing systems; and

•
A decrease in realized gains of $0.3 million period over period on our commodity derivatives, which was comprised of financial swaps, collars and option contracts used to mitigate commodity price risk.

Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2014 were $5.2 million compared to $3.8 million for the three months ended September 30, 2013. This increase of $1.4 million was primarily due to the incremental operating costs associated with our newly acquired Lavaca System.

Transmission Segment

Revenue. Segment total revenue for the three months ended September 30, 2014 was $20.3 million compared to $22.5 million for the three months ended September 30, 2013. This decrease of $2.2 million in segment revenue was primarily due to lower throughput related to our fixed-margin arrangements.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended September 30, 2014 were $11.7 million compared to $14.6 million for the three months ended September 30, 2013. This decrease of $2.9 million was primarily due to lower costs on our High Point System and lower throughput volumes, which resulted in lower natural gas purchase costs associated with our fixed-margin arrangements.

Segment Gross Margin. Segment gross margin for the three months ended September 30, 2014 was $8.6 million compared to $7.9 million for the three months ended September 30, 2013. This increase of $0.7 million was primarily due to increased margin associated with our High Point System.

Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2014 were $5.0 million compared to $4.0 million for the three months ended September 30, 2013. This increase of $1.0 million was primarily due to costs associated with our integrity management program.

Terminals Segment

The Blackwater Acquisition represented a transaction between entities under common control and a change in reporting entity. Therefore we have accounted for Blackwater and our Terminals segment as if the transfer occurred as of April 15, 2013, which is the date that common control began.

Revenue. Segment total revenue for the three months ended September 30, 2014 was $3.8 million compared to $3.5 million for the three months ended September 30, 2013. The increase of $0.3 million was primarily attributable to increases in storage capacity, acquiring new customers and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2014 were $1.6 million compared to $1.3 million for the three months ended September 30, 2013. The increase of $0.3 million is primarily attributable to additional direct labor hours associated with providing ancillary services and the Harvey terminal becoming operational in the current quarter.

Segment Gross Margin. Segment gross margin for the three months ended September 30, 2014 of $2.2 million was relatively flat compared to the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Gathering and Processing Segment

Revenue. Segment total revenue in the nine months ended September 30, 2014 was $147.5 million compared to $154.4 million in the nine months ended September 30, 2013. This decrease of $6.9 million was primarily due to the following:

•
Lower average gross NGL and condensate production amounting to 18.3 Mgal/d, or a net decrease of 18.5%, primarily as a result of our reduced production at certain legacy gathering and processing systems, partially offset by condensate production at our Lavaca System;

•
Lower average gross NGL production associated with our elective processing arrangements amounting to 18.9 Mgal/d, or a net decrease of 43.7%, primarily as a result of our reduced throughput on our Gloria and Lafitte Systems;

•	Lower natural gas sales volume of 13.4 MMcf/d, or a decrease of 17.0%;

•
A decrease in realized gains of $1.0 million period over period on our commodity derivatives, which was comprised of financial swaps, collars and option contracts that were used to mitigate commodity price risk;

•
An increase in realized natural gas prices of 29.8% and an increase in realized NGL prices of 18.6% offset by lower realized condensate prices of 6.0% period over period as a result of variable commodity prices; and

•	Increased average natural gas throughput volumes by 10.2 MMcf/d, or 3.8%, period over period primarily as a result of incremental natural gas throughput volumes of 55.8 MMcf/d at our Lavaca System.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the nine months ended September 30, 2014 were $115.4 million compared to $125.9 million for the nine months ended September 30, 2013. This decrease of $10.5 million was primarily due to lower natural gas purchase volumes associated with our fixed-margin contracts, and realized condensate prices and volumes, offset by higher purchase costs associated with natural gas and NGLs due to higher realized natural gas and NGL prices, and higher natural gas purchase volumes related to POP contracts associated with owned processing plants.

Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2014 was $31.1 million compared to $28.8 million for the nine months ended September 30, 2013. This increase of $2.3 million was primarily due to the following:

•	Incremental gross margin of $10.3 million at our Lavaca System;

•
Lower gross margin of $6.2 million due to lower average gross NGL production associated with our elective processing arrangements on our Gloria and Lafitte Systems; as well as lower plant inlet volumes and corresponding NGL sales associated with certain legacy gathering and processing systems; and

•
A decrease in realized gains of $1.0 million period over period on our commodity derivatives, which was comprised of financial swaps, collars and option contracts used to mitigate commodity price risk.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2014 were $15.2 million compared to $10.9 million for the nine months ended September 30, 2013. This increase of $4.3 million was primarily due to the incremental operating costs associated with our newly acquired Lavaca System.

Transmission Segment

Revenue. Segment total revenue for the nine months ended September 30, 2014 was $69.4 million compared to $56.5 million for the nine months ended September 30, 2013. This increase of $12.9 million in segment revenue was primarily due to:

•
Total natural gas throughput volumes on our transmission systems were 770.6 MMcf/d for the nine months ended September 30, 2014 compared to 611.3 MMcf/d for the nine months ended September 30, 2013 representing a 26.1% increase period over period, primarily due to increased throughput at our High Point System of 177.5 MMcf/d resulting from nine months of activity in 2014 compared to less than six months in 2013; and

•	Higher realized natural gas prices on our fixed-margin arrangements of $0.94/Mcf amounting to an increase of $2.5 million.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the nine months ended September 30, 2014 were $40.3 million compared to $37.1 million for the nine months ended September 30, 2013. This increase of $3.2 million was primarily due to higher realized natural gas prices, which resulted in higher natural gas purchase costs associated with our fixed-margin arrangements.

Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2014 was $29.0 million compared to $19.3 million for the nine months ended September 30, 2013. This increase of $9.7 million was primarily due to increased gross margin associated with our High Point System of $9.5 million resulting from nine months of activity in 2014 compared to less than six months in 2013.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2014 were $11.9 million compared to $8.9 million for the nine months ended September 30, 2013. This increase of $3.0 million is primarily due to increased costs associated with our High Point System having nine months of activity in 2014 compared to less than six months in 2013.

Terminals Segment

The Blackwater Acquisition represented a transaction between entities under common control and a change in reporting entity. Therefore we have accounted for Blackwater and our Terminals segment as if the transfer occurred as of April 15, 2013, which is the date common control began.

Revenue. Segment total revenue for the nine months ended September 30, 2014 was $11.3 million compared to $6.3 million for the nine months ended September 30, 2013. The increase of $5.0 million was primarily attributable to presenting nine months of activity in 2014 compared to less than six months in 2013, an increase in storage capacity, acquiring new customers and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2014 were $4.8 million compared to $2.5 million for the nine months ended September 30, 2013. The increase of $2.3 million is primarily attributable to additional direct labor hours associated with providing ancillary services, and by presenting nine months of activity in 2014 compared to less than six months in 2013.

Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2014 was $6.5 million compared to $3.8 million for the nine months ended September 30, 2013 as a result of the changes to revenue and direct operating expenses described above.

Liquidity and Capital Resources

Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.
The principal indicators of our available liquidity at September 30, 2014, were our cash on hand and availability under our credit facility. As of September 30, 2014, our available liquidity was $135.7 million, comprised of cash on hand of $0.5 million and $135.2 million available under our credit facility. As of November 6, 2014, our available liquidity was $79.0 million. We believe that cash generated from operating cash flows and liquidity will be sufficient to meet our short-term working capital requirements, medium-term capital expenditure requirements, and quarterly cash distributions for the next twelve months. In the event these sources are not sufficient, we would pursue other sources of cash funding, including, but not limited to, issuing equity and additional debt financing; in addition, we would reduce spending in certain areas, such as capital expenditures, as necessary.
On July 14, 2014, the Partnership entered into a common unit purchase agreement with certain institutional investors, which agreement was subsequently amended on August 15, 2014 to provide for the sale of 4,622,352 common units representing limited partner interests in the Partnership (the "PIPE Offering") in a private placement at a price of $25.8075 per common unit (reflecting an adjustment for the Partnership's second quarter distribution of $0.4625 per unit), for cash consideration of $119.3 million.
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

Our Credit Facility

On September 5, 2014, the Partnership entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a maximum borrowing equal to $500.0 million, with the ability to further increase the borrowing capacity subject to lender approval. The Credit Agreement contains certain financial covenants, including the requirement that our indebtedness not exceed 4.75 times adjusted consolidated EBITDA (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted Consolidated EBITDA). We can elect to have loans under our credit facility bear interest either at a Eurodollar-based rate plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a maximum commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.

Our obligations under the Credit Agreement are secured by a first mortgage in favor of the lenders in the majority of our real property. Advances made under the Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the new credit facility include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2016.

The Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

As of September 30, 2014, we had approximately $57.7 million of outstanding borrowings under our credit facility. Our consolidated total leverage calculation pursuant to the Credit Agreement was 1.49 times resulting in approximately $135.2 million of available borrowing capacity as of September 30, 2014.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable.

These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. Our working capital deficit was $14.0 million at September 30, 2014.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$18,240	$15,587
Investing activities	(156,860)	(22,360)
Financing activities	138,686	9,672

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Activities. Net cash provided by operating activities was $18.2 million for the nine months ended September 30, 2014 compared to $15.6 million for the nine months ended September 30, 2013. Net cash provided by operating activities for the nine months ended September 30, 2014 increased by $2.6 million period over period primarily due to i) increased gross margin of $14.6 million; ii) a decrease in interest expense of $1.9 million; offset by iv) $9.5 million of additional direct operating expenses associated with incremental compression, costs associated with integrity management program, and additional aerial pipeline inspections; and v) an increase of $4.6 million associated with higher salaries and wages due to labor and legal costs incurred to manage and integrate our acquisitions and support our continued growth.

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

Investing Activities. Net cash used in investing activities was $156.9 million for the nine months ended September 30, 2014 compared to $22.4 million for the nine months ended September 30, 2013. Cash used in investing activities for the nine months ended September 30, 2014 increased by $134.5 million period over period primarily due to i) incremental payments of $110.9 million used to fund the acquisition of the Lavaca System and Williams Pipeline assets; ii) $18.4 million of additional capital expenditures primarily associated with expansion capital; iii) $12.0 million associated with acquisition of undivided interest in MPOG, offset by ii) $6.3 million of proceeds related to the divestiture of non-strategic midstream assets.

Financing Activities. Net cash provided by financing activities was $138.7 million for the nine months ended September 30, 2014 compared to $9.7 million for the nine months ended September 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2014 increased by $129.0 million period over period primarily due to i) incremental proceeds from the issuance of common units to the public of $204.3 million and ii) the issuance of Series B Units of $30.0 million, partially offset by iii) a decrease of $65.8 million in net borrowings from our credit facility as a result of proceeds received from equity offerings.

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

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the nine months ended September 30, 2014, capital expenditures totaled $41.3 million including expansion capital expenditures of $36.9 million, maintenance capital expenditures of $4.1 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $0.3 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our partnership agreement.

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

On October 23, 2014, we announced an increase to our distribution of 4.4% to $0.4725 per unit for the quarter ended September 30, 2014 compared to the distribution for the third quarter of 2013, or $1.89 per unit on an annualized basis, payable on November 14, 2014 to unitholders of record on November 7, 2014. Holders of our Series B Units will participate in this distribution and will receive this distribution in Series B Units rather than cash.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance provides additional information to guide management's evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods beginning on or after December 15, 2016. The Partnership is currently evaluating the impact of this standard on its financial statements and does not believe there will be a material impact.

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
During 2013 and 2014, we entered into additional commodity contracts with existing counterparties to hedge our 2014 exposure to commodity prices. As of September 30, 2014, we have hedged approximately 7% of our expected exposure to NGL prices and 80% of our expected exposure to oil prices through the end of 2014 and approximately 3% of our expected exposure to NGL prices and 80% of our expected exposure to oil prices for the first six months of 2015. The hedge percentages for 2014 and 2015 include commodity exposure associated with the Costar acquisition.
The table below sets forth certain information regarding the financial instruments used to hedge our commodity price risk as of September 30, 2014:

Commodity	Instrument	Volumes (a)	Weighted Average Price	Period	Fair value at September 30, 2014 (in thousands)
NGLs (gal)	Swaps	(540,000)	$1.08	Oct 2014 - Dec 2014	$18
		(480,000)	$1.10	Jan 2015 - Jun 2015	33
Oil (Bbl)	Collars (b)	(24,000)	$99.94	Oct 2014 - Dec 2014	106
		(33,900)	$100.61	Jan 2015 - Jun 2015	247
					$404

(a)	Contracted and notional volumes represented as a net short financial position by instrument.

(b)
Collars contain weighted average price for floors and caps of $97.00 and $102.88, respectively, for positions settling in 2014 and weighted average price for floors and caps of $97.80 and $103.42, respectively, for positions settling in 2015.

Interest Rate Risk
During the nine months ended September 30, 2014, we had exposure to changes in interest rates on our indebtedness associated with our credit facility. During the second quarter of 2013, we entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting the cash flows related to $100.0 million of our long-term variable rate debt into fixed rate cash flows.
The credit markets have recently experienced historically low interest rates. As the overall economy strengthens, it is possible that monetary policy will begin to tighten, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.9 million for the nine months ended September 30, 2014.

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

The management of our General Partner evaluated, with the participation of the Certifying Officers, the effectiveness of our Disclosure Controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2014, the end of the period covered by this report our Disclosure Controls and procedures were effective at a reasonable assurance level

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (the 2013 Framework). Originally issued in 1992 (the 1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. During the nine months September 30, 2014, the Partnership has initiated the process to ensure we are in compliance with the 2013 Framework, and we anticipate we will be in compliance by the required due date of December 15, 2014.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business. Please read under the captions “— Regulation of Operations — Interstate Transportation Pipeline Regulation” and “— Environmental Matters” in our Annual Report for more information.
Item 1A. Risk Factors
Information about material risks related to our business, financial conditions and results of operations for the quarter ended September 30, 2014, does not materially differ from those set out in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, except as set forth below. These risks are not the only risks facing the Partnership.
The Costar Acquisition, like any acquisitions we complete, is subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to unitholders.
We may not achieve the expected results of the Costar acquisition, and any adverse conditions or developments related to the Costar Acquisition may have a negative impact on our operations and financial condition. Any acquisition, including the Costar Acquisition, involves potential risks, including:

•	we may suffer a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our Credit Agreement to finance acquisitions;

•	we may incur an increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	we may assume environmental and other liabilities, losses or costs for which we are not indemnified or insured or for which our indemnity or insurance is inadequate;

•	that our management's attention may be diverted from other business concerns;

•	we may suffer the incurrence of other significant charges, such as impairment of gathering and processing assets, goodwill or other intangible assets, asset devaluation or restructuring charges;

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
If these risks materialize, the acquired assets may inhibit our growth, fail to deliver expected benefits and add further unexpected costs. Challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition or growth project. The consummation of the Costar Acquisition, or any other future acquisition or growth project, may significantly change our capitalization and results of operations and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions or growth projects.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1
Purchase and Sale Agreement, dated October 13, 2014, by and among American Midstream, LLC, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

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

3.5
Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated January 31, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 6, 2014).

3.6	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.7
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.8
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

4.2
Registration Rights Agreement, dated August 20, 2014, by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

4.3
Securities Agreement, dated October 13, 2014, by and among American Midstream Partners, LP, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

10.1
Waiver of Condition and First Amendment to Common Unit Purchase Agreement, dated August 15, 2014 by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

10.2
Amended and Restated Credit Agreement, dated as of September 5, 2014, by and among American Midstream Partners, LP, American Midstream, LLC, Blackwater Investments, Inc., Bank of America, N.A., Wells Fargo Bank, National Association, BBVA Compass, Capital One National Association, Citicorp North America, Inc., Comerica Bank, SunTrust Bank, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and the lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on September 10, 2014).

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 10, 2014

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC, its general partner

By:	/s/ Stephen W. Bergstrom
Name:	Stephen W. Bergstrom
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Daniel C. Campbell
Name:	Daniel C. Campbell
Title:	Senior Vice President & Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Exhibit
2.1
Purchase and Sale Agreement, dated October 13, 2014, by and among American Midstream, LLC, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

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

3.5
Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated January 31, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 6, 2014).

3.6	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.7
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.8
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

4.2
Registration Rights Agreement, dated August 20, 2014, by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

4.3
Securities Agreement, dated October 13, 2014, by and among American Midstream Partners, LP, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

10.1
Waiver of Condition and First Amendment to Common Unit Purchase Agreement, dated August 15, 2014 by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

10.2
Amended and Restated Credit Agreement, dated as of September 5, 2014, by and among American Midstream Partners, LP, American Midstream, LLC, Blackwater Investments, Inc., Bank of America, N.A., Wells Fargo Bank, National Association, BBVA Compass, Capital One National Association, Citicorp North America, Inc., Comerica Bank, SunTrust Bank, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and the lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on September 10, 2014).

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2014 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Submitted electronically herewith