Form 10-Q/A
period 2014-09-30
American Midstream Partners, LP
filed 2014-12-23
CIK 1513965

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

Item 4.	Controls and Procedures	3

Item 6.	Exhibits	5

Explanatory Note
American Midstream Partners, L.P. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, originally filed with the Securities and Exchange Commission on November 10, 2014, to amend Item 4. Controls and Procedures related to the effectiveness of our disclosure controls and procedures, as further described herein under Item 4.
Pursuant to Rule 12b-15 under the Securities Exchange act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Rules 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and refiled as of the date of this Amendment No. 1. As a result, the Exhibit Index in Item 6 of the Quarterly Report is also being amended to reflect the inclusion of the aforementioned updates
This Amendment No.1 does not amend or update any other information set forth in the Quarterly Report and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report.

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

Subsequent to September 30, 2014, we identified material weaknesses in our internal control over financial reporting described below related to an entity acquired in 2013. The acquired entity was excluded from our assessment of internal control over financial reporting as of December 31, 2013. Therefore, we did not complete a re-evaluation of our assessment of internal control over financial reporting as of December 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis.

We determined we did not design and maintain effective controls related to certain process-level activities for a newly acquired business that contributed to the following design material weaknesses related to: i) The precision of the review of supporting documentation regarding the existence and occurrence of condensate revenues; and ii) The omission of a control to validate whether the measurement input agreed to supporting documentation regarding the completeness and accuracy of data used in calculation of pipeline Lost and Unaccounted For.

The material weaknesses resulted in immaterial misstatements of the Partnership’s account balances for condensate revenue; accounts receivable; Lost and Unaccounted For, which is a component of Purchases of natural gas, NGLs and condensate; and accrued expenses and other current liabilities. However, these material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Partnership intends to record an immaterial out-of-period adjustment in the fourth quarter 2014 to account for the items associated with the material weakness described above.

The errors associated with the material weaknesses described above represent less than five transactions. The errors were identified subsequent to filing our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, as a result of the Partnership’s existing control environment and the Partnership concluded the errors were unintentional and a result of human error. Further, subsequent to September 30, 2014, the Partnership reviewed transactions related to the errors described above and found no evidence that the errors have recurred.

Following the determination that material weaknesses existed as of September 30, 2014, management of our General Partner re-evaluated, with participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as at the time of our original filing on November 10, 2014 the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2014. Based upon that re-evaluation, the Certifying Officers concluded that, as of September 30, 2014, as a result of the material weaknesses in internal control over financial reporting described above, our disclosure controls and procedures were not effective.

Remediation plan

In response to the material weaknesses described above, management took immediate steps to remediate the control deficiencies. While management believes the deficiencies are in the process of being remediated, the material weaknesses described above will continue to exist until the remediation steps set forth below are fully implemented and tested.

Specifically, Management is taking the following actions to remediate the material weaknesses described above for the newly acquired business:

•	Introduction of additional controls to improve the accuracy of source information associated with certain transactions.

•	Modification of certain controls to validate the accuracy of transactions at a higher level of precision.

•
Additional training of accounting staff to apply appropriate precision and rigor when reviewing journal entries and ensuring that all accounting reconciliations and journal entries are appropriately prepared and reviewed.

Inherent limitations of internal controls

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and procedures and make modifications as necessary; our intent in this regard is that the disclosure controls and procedures will be modified as systems change and conditions warrant.

Changes in internal control over financial reporting

Management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, re-evaluated the necessary changes in our internal control over financial reporting for the quarter ended September 30, 2014 subsequent to the end of the quarter. As outlined above, we are in the process of adding or modifying controls to remediate the material weaknesses. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, on May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (the 2013 Framework). Originally issued in 1992 (the 1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. During the nine months ended September 30, 2014, the Partnership has initiated the process to ensure we are in compliance with the 2013 Framework, and we anticipate we will be in compliance by the required due date of December 15, 2014.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1**
Purchase and Sale Agreement, dated October 13, 2014, by and among American Midstream, LLC, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

3.1**	Certificate of Limited Partnership of American Midstream Partners, LP (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.2**
Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated August 9, 2013 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 15, 2013).

3.3**
Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated October 28, 2013 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on November 1, 2013).

3.4**
Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated January 31, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on February 4, 2014).

3.5**
Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated January 31, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 6, 2014).

3.6**	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.7**
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.8**
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, effective February 5, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on February 10, 2014).

4.1**
Warrant to Purchase Common Units of American Midstream Partners, LP, dated February 5, 2014 (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257 ) filed on February 10, 2014).

4.2**
Registration Rights Agreement, dated August 20, 2014, by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

4.3**
Securities Agreement, dated October 13, 2014, by and among American Midstream Partners, LP, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

10.1**
Waiver of Condition and First Amendment to Common Unit Purchase Agreement, dated August 15, 2014 by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

10.2**
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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 23, 2014

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC, its general partner

By:	/s/ Stephen W. Bergstrom
Name:	Stephen W. Bergstrom
Title:	President and Chief Executive Officer
(principal executive officer)

By:	/s/ Daniel C. Campbell
Name:	Daniel C. Campbell
Title:	Senior Vice President & Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit Number	Exhibit
2.1**
Purchase and Sale Agreement, dated October 13, 2014, by and among American Midstream, LLC, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

3.1**	Certificate of Limited Partnership of American Midstream Partners, LP (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.2**
Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated August 9, 2013 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 15, 2013).

3.3**
Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated October 28, 2013 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on November 1, 2013).

3.4**
Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated January 31, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on February 4, 2014).

3.5**
Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated January 31, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 6, 2014).

3.6**	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.7**
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.8**
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, effective February 5, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on February 10, 2014).

4.1**
Warrant to Purchase Common Units of American Midstream Partners, LP, dated February 5, 2014 (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257 ) filed on February 10, 2014).

4.2**
Registration Rights Agreement, dated August 20, 2014, by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

4.3**
Securities Agreement, dated October 13, 2014, by and among American Midstream Partners, LP, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on October 15, 2014).

10.1**
Waiver of Condition and First Amendment to Common Unit Purchase Agreement, dated August 15, 2014 by and among American Midstream Partners, LP and the purchasers named therein (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 20, 2014).

10.2**
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

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.