Form 10-Q
period 2015-03-31
American Midstream Partners, LP
filed 2015-05-11
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
There were 22,757,477 common units, 7,052,207 Series A Units and 1,277,772 Series B Units of American Midstream Partners, LP outstanding as of May 8, 2015. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

		Page
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited)	7
	Condensed Consolidated Statements of Changes in Partners' Capital and Noncontrolling Interest as of and for the three months ended March 31, 2015 and 2014 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Cautionary Statement About Forward-Looking Statements	28
	Overview	29
	Recent Developments	29
	Subsequent Event	31
	Our Operations	31
	How We Evaluate Our Operations	32
	General Trends and Outlook	35
	Liquidity and Capital Resources	39
	Critical Accounting Policies	42
	Recent Accounting Pronouncements	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION		46

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 6.	Exhibits	48

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$—	$499
Accounts receivable	8,341	4,924
Unbilled revenue	21,104	24,619
Risk management assets	455	688
Other current assets	8,181	15,554
Current deferred tax assets	5,382	3,086
Total current assets	43,463	49,370
Property, plant and equipment, net	606,751	582,182
Goodwill	142,053	142,236
Intangible assets, net	104,692	106,306
Investment in unconsolidated affiliates	21,419	22,252
Other assets, net	14,267	14,298
Total assets	$932,645	$916,644
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$18,830	$20,326
Accrued gas purchases	11,278	14,326
Accrued expenses and other current liabilities	21,284	25,800
Current portion of long-term debt	1,833	2,908
Risk management liabilities	168	215
Total current liabilities	53,393	63,575
Asset retirement obligations	34,762	34,645
Other liabilities	212	126
Long-term debt	386,850	372,950
Deferred tax liabilities	10,652	8,199
Total liabilities	485,869	479,495
Commitments and contingencies (See Note 16)
Convertible preferred units
Series A convertible preferred units (7,052 thousand and 5,745 thousand units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	131,376	107,965
Equity and partners' capital
General Partner Interests (392 thousand units issued and outstanding as of March 31, 2015 and December 31, 2014)	(4,528)	(2,450)
Limited Partner Interests (22,754 thousand and 22,670 thousand units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	282,603	294,695
Series B convertible units (1,278 thousand and 1,255 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	32,640	32,220
Accumulated other comprehensive income (loss)	(9)	2
Total partners’ capital	310,706	324,467

Noncontrolling interests	4,694	4,717
Total equity and partners' capital	315,400	329,184
Total liabilities, equity and partners' capital	$932,645	$916,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except for per unit amounts)

	Three months ended March 31,
	2015	2014
Revenue	$64,462	$80,368
Gain (loss) on commodity derivatives, net	147	(130)
Total revenue	64,609	80,238
Operating expenses:
Purchases of natural gas, NGLs and condensate	28,978	55,221
Direct operating expenses	13,867	8,961
Selling, general and administrative expenses	6,935	5,593
Equity compensation expense	1,698	360
Depreciation, amortization and accretion expense	9,689	7,632
Total operating expenses	61,167	77,767
Gain (loss) on sale of assets, net	(8)	(21)
Operating income (loss)	3,434	2,450
Other income (expense):
Interest expense	(2,610)	(1,903)
Earnings in unconsolidated affiliates	167	—
Net income (loss) before income tax (expense) benefit	991	547
Income tax (expense) benefit	(156)	11
Net income (loss) from continuing operations	835	558
Income (loss) from discontinued operations, net of tax	5	(50)
Net income (loss)	840	508
Net income (loss) attributable to noncontrolling interests	14	108
Net income (loss) attributable to the Partnership	$826	$400

General Partner's Interest in net income (loss)	$10	$7
Limited Partners' Interest in net income (loss)	$816	$393

Distribution declared per common unit (a)	$0.4725	$0.4525
Limited partners' net income (loss) per common unit (See Note 4 and Note 13):
Basic and diluted:
Income (loss) from continuing operations	$(0.19)	$(0.32)
Income (loss) from discontinued operations	—	—
Net income (loss)	$(0.19)	$(0.32)
Weighted average number of common units outstanding:
Basic and diluted	22,703	9,846

(a) Declared and paid during the three months ended March 31, 2015 and 2014 related to prior quarter earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended March 31,
	2015	2014
Net income (loss)	$840	$508
Unrealized gain (loss) on postretirement benefit plan assets and liabilities	(11)	36
Comprehensive income (loss)	829	544
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	108
Comprehensive income (loss) attributable to Partnership	$815	$436
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Partners’ Capital
and Noncontrolling Interest
(Unaudited, in thousands)

	General Partner Interest	Limited Partner Interest	Series B Convertible Units	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interest
Balances at December 31, 2013	$2,696	$71,039	$—	$104	$73,839	$4,628
Net income (loss)	7	393	—	—	400	108
Issuance of common units to public, net of offering costs	—	86,926	—	—	86,926	—
Issuance of Series B units	—	—	30,000	—	30,000	—
Unitholder contributions	1,276	—	—	—	1,276	—
Unitholder distributions	(524)	(8,037)	—	—	(8,561)	—
Issuance and exercise of warrant	(7,164)	7,164	—	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	—	(98)
Acquisitions of noncontrolling interests	—	21	—	—	21	(29)
LTIP vesting	(366)	494	—	—	128	—
Tax netting repurchase	—	(90)	—	—	(90)	—
Equity compensation expense	328	—	—	—	328	—
Other comprehensive loss	—	—	—	36	36	—
Balances at March 31, 2014	$(3,747)	$157,910	$30,000	$140	$184,303	$4,609

Balances at December 31, 2014	$(2,450)	$294,695	$32,220	$2	$324,467	$4,717
Net income (loss)	10	816	—	—	826	14
Issuance of Series B units	—	—	420	—	420	—
Unitholder contributions	23	—	—	—	23	—
Unitholder distributions	(1,495)	(14,496)	—	—	(15,991)	—
Net distributions to noncontrolling interests	—	—	—	—	—	(37)
LTIP vesting	(2,117)	2,313	—	—	196	—
LTIP tax netting unit repurchase	—	(725)	—	—	(725)	—
Equity based compensation	1,501	—	—	—	1,501	—
Other comprehensive income	—	—	—	(11)	(11)	—
Balances at March 31, 2015	$(4,528)	$282,603	$32,640	$(9)	$310,706	$4,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$840	$508
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	9,689	7,632
Amortization of deferred financing costs	338	428
Amortization of weather derivative premium	241	284
Unrealized (gain) loss on commodity derivatives, net	(55)	39
Non-cash compensation	1,720	360
Postretirement expense (benefit)	8	12
(Gain) loss on sale of assets, net	(8)	—
Deferred tax expense (benefit)	158	(26)
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed:
Accounts receivable	(3,414)	(1,041)
Unbilled revenue	3,515	(3,222)
Other current assets	917	(2,374)
Other assets, net	49	(15)
Accounts payable	(151)	(789)
Accrued gas purchases	(3,048)	1,416
Accrued expenses and other current liabilities	(1,702)	263
Asset retirement obligations	(83)	—
Other liabilities	88	79
Net cash provided by operating activities	9,102	3,554
Cash flows from investing activities
Cost of acquisitions, net of cash acquired	183	(110,909)
Additions to property, plant and equipment	(38,922)	(3,928)
Proceeds from disposals of property, plant and equipment	2,800	6,135
Proceeds from equity method investment, return of capital	833	—
Restricted cash	6,450	—
Net cash used in investing activities	(28,656)	(108,702)
Cash flows from financing activities
Payment of offering costs	(148)	86,926
Unitholder contributions	—	1,276
Unitholder distributions	(12,159)	(5,379)
Issuance of Series A Units	20,000	—
Issuance of Series B Units	—	30,000
Acquisition of noncontrolling interests	—	(8)
Net distributions to noncontrolling interests	(37)	(98)
LTIP tax netting unit repurchase	(725)	(90)
Payment of deferred financing costs	(163)	(144)
Payments on other debt	(1,613)	(791)
Borrowings on other debt	—	170
Payments on long-term debt	(54,200)	(49,771)

Borrowings on long-term debt	68,100	44,686
Net cash provided by financing activities	19,055	106,777
Net increase (decrease) in cash and cash equivalents	(499)	1,629
Cash and cash equivalents
Beginning of period	499	393
End of period	$—	$2,022
Supplemental cash flow information
Interest payments, net	$2,290	$1,781
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$(3,678)	$(1,474)
Accrued paid in-kind unitholder distributions for Series A Units	3,411	1,844
In-kind unitholder distributions for Series B Units	420	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation

General

American Midstream Partners, LP (the "Partnership", "we", "us", or "our"), was formed on August 20, 2009 as a Delaware limited partnership for the purpose of operating, developing and acquiring a diversified portfolio of midstream energy assets. The Partnership's general partner, American Midstream GP, LLC (the "General Partner"), is 95% owned by High Point Infrastructure Partners, LLC ("HPIP") and 5% owned by AIM Midstream Holdings, LLC. We hold our assets in a series of wholly owned limited liability companies, two limited partnerships and a corporation. Our capital accounts consist of notional general partner units and limited partner interests.

Nature of Business

We are engaged in the business of gathering, treating, processing, and transporting natural gas, fractionating NGLs and storing specialty chemical products through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, four marine terminal sites, three interstate pipelines and five intrastate pipelines. We also own a 66.7% non-operating interest in Main Pass Oil Gathering, LP ("MPOG"), a crude oil gathering and processing system, a 46.0% non-operated interest in Mesquite, an off-spec condensate fractionation project, as well as a 50% undivided, non-operating interest in the Burns Point Plant, a natural gas processing plant. Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Maryland, Mississippi, North Dakota, Tennessee and Texas, provide critical infrastructure that links producer of natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate more than 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.7 million barrels of storage capacity across four marine terminal sites.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from consolidated audited financial statements but does not include disclosures required by GAAP for annual periods. We have made reclassifications to amounts reported in prior period condensed consolidated financial statements to conform to our current year presentation. These reclassifications did not have an impact on net income (loss) for the period previously reported. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the respective interim periods.

The financial results for the three months ended March 31, 2014, have been reclassified to present an asset group previously presented as held for sale as held and used.

Our financial results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) filed with the Securities and Exchange Commission on March 10, 2015.

Consolidation Policy

The accompanying condensed consolidated financial statements include accounts of American Midstream Partners, LP, and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements. We hold a 50% undivided interest in the Burns Point gas processing facility in which we are responsible for our proportionate share of the costs and expenses of the facility. Our condensed consolidated financial statements reflect our proportionate share of the revenues, expenses, assets and liabilities of this undivided interest. As of March 31, 2015, we also hold a 92.2% undivided interest in the Chatom Processing and Fractionation facility (the "Chatom System"). Our condensed consolidated financial statements reflect the accounts of the Chatom System and the interests in the Chatom System held by non-affiliated working interest owners are reflected as noncontrolling interests in the Partnership's condensed consolidated financial statements.

The Partnership accounts for its 66.7% non-operated interest in MPOG and its 46.0% non-operated interest in Mesquite under the equity method.

Use of Estimates

When preparing condensed consolidated financial statements in conformity with GAAP, management must make estimates and assumptions based on information available at the time. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates and assumptions are based on information available at the time such estimates and assumptions are made. Adjustments made with respect to the use of these estimates and assumptions often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates and assumptions are used in, among other things i) estimating unbilled revenues, product purchases and operating and general and administrative costs, ii) developing fair value estimates, including assumptions for future cash flows and discount rates, iii) analyzing long-lived assets, goodwill and intangible assets for possible impairment, iv) estimating the useful lives of assets and v) determining amounts to accrue for contingencies, guarantees and indemnifications. Actual results, therefore, could differ materially from estimated amounts.

2. Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance amends the requirements for reporting discontinued operations and requires expanded disclosures for individually significant components of an entity that either have been disposed of or are classified as held for sale, but do not qualify for discontinued operations reporting. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014 and is applied prospectively. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The update was adopted by the Partnership as of April 1, 2014 and did not have a material impact on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The FASB voted to propose a deferral of the effective date by one year, but to permit entities to adopt the standard as of the original effective date. The Partnership is currently evaluating the method of adoption and impact this standard will have on its condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This guidance amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Partnership is currently evaluating the potential impact this standard will have on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods therein, and is applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. At March 31, 2015, the Partnership had $10.5 million of deferred financing costs included in Other assets, net which would be reclassified as a reduction of long-term debt under the updated guidance.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260).  This guidance clarifies the process for updating historical earnings per unit disclosures when a drop-down transaction occurs between entities under common control.  Pursuant to the amendment, the previously reported earnings per unit measure presented in the historical financial statements would not change as a result of the dropdown transaction.  ASU 2015-06 is effective for annual reporting periods beginning after December 15, 2015, and for interim periods within those fiscal years.  Early adoption is permitted.  The Partnership has evaluated this guidance and determined it is consistent with our policy and historical presentation of earnings per unit.

3. Acquisitions and Divestitures

Costar Acquisition

On October 14, 2014, the Partnership acquired 100% of the membership interests of Costar Midstream, L.L.C. ("Costar") from Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC, in exchange for $265.2 million in cash and 6.9 million of the Partnership's common units representing Limited Partner interests, or common units (the "Costar Acquisition"). Costar is an onshore gathering and processing company with its primary gathering, processing, fractionation, and off-spec condensate treating and stabilization assets in East Texas and the Permian basin, with a significant crude oil gathering system project under development in the Bakken oil play.

The Costar Acquisition was accounted for using the acquisition method of accounting and as a result, the aggregate purchase price was allocated to the assets acquired, liabilities assumed and a noncontrolling interest in a Costar subsidiary based on their respective fair values as of the acquisition date. The excess of the aggregate purchase price over the fair values of the assets acquired, liabilities assumed and the noncontrolling interest was classified as goodwill, which is attributable to future prospective customer agreements expected to be obtained as a result of the acquisition. Costar has been included in the Partnership’s Gathering and Processing Segment from the acquisition date.

The following table summarizes the fair value of consideration transferred to acquire Costar and the allocation of that amount to the assets acquired, liabilities assumed and the noncontrolling interest based upon their respective fair values as of the acquisition date (in thousands).

Fair value of consideration transferred:
Cash	$265,201
Limited partner common units	147,296
Total fair value of consideration	$412,497

Fair Value of assets acquired, liabilities assumed and noncontrolling interest:
Working capital	$8,152
Property, plant and equipment:
Processing plants	$48,357
Pipelines	128,799
Land	1,244
Buildings	682
Equipment	9,827
Construction in progress	16,146
Total property, plant and equipment	205,055
Investment in unconsolidated affiliate	11,884
Intangible assets:
Customer relationships	53,400
Dedicated acreage	32,000
Goodwill	102,225
Noncontrolling interest	(219)
$412,497

The fair value of the common units of $147.3 million differs from the amount determined using the market price of such units on the date of the acquisition as a result of restrictions which require the sellers to hold the units for specified periods of time. The fair value of limited partner units issued in the transaction was determined using an option pricing model and the following key assumptions: i) the closing unit market price on the day of the acquisition, ii) the contractual holding periods, iii) historical unit price volatility for the Partnership and its peers, and iv) a risk-free rate of return.

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

The intangible assets acquired relate to existing customer relationships that Costar had at the time of the acquisition, as well as agreements with two producers under which Costar agreed to construct and operate gathering and processing facilities in exchange for the producers’ agreements to dedicate certain acreage and related production to those facilities. Working capital includes $11.2 million of accounts receivable, all of which were subsequently collected. During the first quarter of 2015, we reached final settlement of working capital amounts with the sellers, resulting in an adjustment to goodwill of $0.2 million.

Costar contributed revenue of $21.4 million and net income of $1.2 million for the three months ended March 31, 2015, attributable to the Partnership's Gathering and Processing segment.

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

The Lavaca Acquisition was accounted for using the acquisition method of accounting and, as a result, the purchase price was allocated to the assets acquired upon their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the assets acquired was classified as goodwill.

The following table summarizes the final allocation of the purchase price to the assets acquired based upon their respective fair values as of the acquisition date (in thousands):

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

The intangible assets acquired relate to a gas gathering agreement under which PVA has dedicated certain acreage and related production to the acquired facilities.

Lavaca contributed revenue of $6.0 million and net income of $2.2 million for the three months ended March 31, 2015, attributable to the Partnership's Gathering and Processing segment.

Other Acquisitions

Investment in Unconsolidated Affiliate

On August 11, 2014, the Partnership acquired a 66.7% non-operated interest in MPOG, an offshore oil gathering system, for a net purchase price of $12.0 million, which was financed with borrowings from the Partnership's credit facility. Although the Partnership owns a majority interest in MPOG, the ownership structure requires unanimous approval of all owners on decisions impacting the operation of the assets and any changes in ownership structure. Therefore, the Partnership's voting rights are not proportional to its obligation to absorb losses or receive returns. The Partnership accounts for its 66.7% interest using the equity method. The Partnership recorded $0.2 million in earnings from unconsolidated affiliate, and received cash distributions of $1.0 million for the three months ended March 31, 2015. The excess of the cash distributions received over the earnings recorded from MPOG is classified as a return of capital within the investing section of our consolidated statement of cash flows.

Williams Pipeline Acquisition

In the first quarter of 2014, the Partnership acquired natural gas pipeline facilities that are contiguous to and connect with our High Point System in our Transmission segment located in offshore Louisiana from Transcontinental Gas Pipe Line Company, LLC, a subsidiary of Williams Partners, LP for $6.5 million in cash. The acquisition was subject to FERC approval of the seller's application to abandon by sale to us the pipeline facilities and to permit the facilities to serve a gathering function, exempt from FERC's jurisdiction. The FERC granted approval of the application during the first quarter of 2014, and the purchase and sale agreement closed on March 14, 2014. The purchase price was allocated to pipelines using the income approach which required certain Level 3 inputs.

Madison Divestiture

On March 31, 2014, the Partnership completed the sale of certain gathering and processing assets in Madison County, Texas. We received $6.1 million in cash proceeds related to the sale.

4. Discontinued Operations

The Partnership continues to classify the terminal asset in Salisbury, Maryland as held for sale as we are continuing negotiations for the sale of those assets, contingent upon the purchaser’s completion of due diligence. The net book value of the assets and liabilities attributable to the terminal asset comprise less than $0.1 million of Other current assets, $1.2 million of Other assets, net, and less than $0.1 million of Accrued expenses and other current liabilities as of March 31, 2015 and December 31, 2014.

We have classified these assets as discontinued operations within our condensed consolidated statement of operations. Accordingly, we reclassified and excluded the disposal group's results of operations from our results of continuing operations and reported the disposal group's results of operations as Income (loss) from discontinued operations, net of tax in our accompanying condensed consolidated statement of operations for all periods presented. We did not, however, elect to present separately the operating, investing and financing cash flows related to the disposal groups in our accompanying condensed consolidated statement of cash flows as this activity was immaterial for all periods presented. The following table presents the revenue, expense and gain (loss) from operations of disposal groups associated with the assets classified as held for sale for the three months ended March 31, 2015 and 2014 (in thousands, except per unit amounts):

	Three months ended March 31,
	2015	2014
Revenue	$64	$237
Expense	(55)	(277)
Loss on sale of assets	—	(22)
Income tax benefit	(4)	12
Income (loss) from operations of disposal groups, net of tax	$5	$(50)
Limited partners' net income (loss) per unit from discontinued operations (basic and diluted)	$—	$—

5. Concentration of Credit Risk and Trade Accounts Receivable

Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Maryland, Mississippi, North Dakota, Tennessee and Texas, provide critical infrastructure that links customers of natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets.  As a result of recent acquisitions and geographic diversification, we have reduced the concentration of trade receivable balances due from these customer groups, and as such reduced the concentration which may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. We maintain allowances for potentially uncollectible accounts receivable; however, for the three months ended March 31, 2015 and 2014, no allowances on or significant write-offs of accounts receivable were recorded.

The following table summarizes the percentage of revenue earned from those customers that accounted for 10% or more of the Partnership's consolidated revenue in its condensed consolidated statement of operations for each of the periods presented below:

	Three months ended March 31,
	2015	2014
Customer A	10%	12%
Customer B	—%	30%
Customer C	—%	15%
Other	90%	43%
Total	100%	100%

6. Other Current Assets

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid insurance	$2,845	$4,162
Restricted cash	25	6,475
Other current assets	5,311	4,917
	$8,181	$15,554

Restricted cash of $6.5 million as of December 31, 2014 consisted of a cash-backed letter of credit related to Costar operations that the Partnership was contractually obligated to maintain after the Costar Acquisition. The Partnership was released of this obligation in January 2015. Other current assets primarily consist of natural gas imbalances and amounts due from related parties.

7. Derivatives

Commodity Derivatives

To minimize the effect of commodity price changes and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management's view of future commodity prices, economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price declines while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our General Partner. Currently, our commodity derivatives are in the form of swaps and collars. As of March 31, 2015, the aggregate notional volume of our commodity derivatives was 2.7 million gallons.

We enter into commodity contracts with multiple counterparties, and in some cases, may be required to post collateral with our counterparties in connection with our derivative positions. As of March 31, 2015, we were not required to post collateral with any counterparty. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place that permit us to offset our commodity derivative asset and liability positions with our counterparties.

We did not designate any of our commodity derivatives as hedges for accounting purposes. As a result, our commodity derivatives are accounted for at fair value in our condensed consolidated balance sheets with changes in fair value recognized currently in earnings.

Interest Rate Swap

We entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows. As of March 31, 2015, the notional amount of our interest rate swap was $100.0 million. The interest rate swap was entered into with a single counterparty and we were not required to post collateral. The interest rate swap will expire August 1, 2015.

Weather Derivative

In the second quarter of 2014, we entered into a weather derivative to mitigate the impact of potential unfavorable weather to our operations under which we could receive payments totaling up to $10.0 million in the event that a hurricane or hurricanes of certain strength pass through the area as identified in the derivative agreement. The weather derivatives are accounted for using the intrinsic value method, under which the fair value of the contract was zero and any amounts received are recognized as gains during the period received. The weather derivatives were entered into with a single counterparty and we were not required to post collateral.

We paid premiums of $1.0 million in 2014, which are recorded as current Risk management assets on our condensed consolidated balance sheet and are being amortized to Direct operating expenses on a straight-line basis over the term of the contract of one year. Unamortized amounts associated with the weather derivatives were approximately $0.2 million as of March 31, 2015 and 2014.
As of March 31, 2015 and December 31, 2014, the value associated with our commodity derivatives, interest rate swap, and weather derivative were recorded in our condensed consolidated balance sheets, under the captions as follows (in thousands):

	Gross Risk Management Assets		Gross Risk Management Liabilities		Net Risk Management Assets (Liabilities)
Balance Sheet Classification	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Current	$455	$688	$—	$—	$455	$688
Noncurrent	—	—	—	—	—	—
Total assets	$455	$688	$—	$—	$455	$688

Current	$—	$—	$(168)	$(215)	$(168)	$(215)
Noncurrent	—	—	—	—	—	—
Total liabilities	$—	$—	$(168)	$(215)	$(168)	$(215)

For the three months ended March 31, 2015 and 2014, respectively, the realized and unrealized gains (losses) associated with our commodity derivatives, interest rate swap instrument and weather derivative were recorded in our condensed consolidated statements of operations, under the captions as follows (in thousands):

	Three months ended March 31,
	Gain (loss) on derivatives
Statement of Operations Classification	Realized	Unrealized
2015
Gain (loss) on commodity derivatives, net	$139	$8
Interest expense	(102)	47
Direct operating expenses	(241)	—
Total	$(204)	$55
2014
Gain (loss) on commodity derivatives, net	$(102)	$(28)
Interest expense	(104)	(11)
Direct operating expenses	(284)	—
Total	$(490)	$(39)

8. Fair Value Measurement

We believe the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short-term maturity of these instruments.

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

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period in which the transfer occurred. There were no such transfers for the three months ended March 31, 2015 and 2014.

Fair Value of Financial Instruments

The following table sets forth by level within the fair value hierarchy, our commodity derivative instruments and interest rate swap, included as part of Risk management assets and Risk management liabilities within our condensed consolidated balance sheets, that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value of the Asset (Liability)
		Level 1	Level 2	Level 3	Total
Commodity derivative instruments, net
March 31, 2015	$294	$—	$294	$—	$294
December 31, 2014	286	—	286	—	286
Interest rate swap
March 31, 2015	$(168)	$—	$(168)	$—	$(168)
December 31, 2014	(215)	—	(215)	—	(215)

The unamortized portion of the premium paid to enter the weather derivative described in Note 7 "Derivatives" is included within Risk management assets on our condensed consolidated balance sheet but is not included as part of the above table as it is recorded at amortized carrying cost, not fair value.

9. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Useful Life (in years)	March 31, 2015	December 31, 2014
Land	N/A	$5,282	$5,282
Construction in progress	N/A	101,263	77,550
Base gas	N/A	1,108	1,108
Buildings and improvements	4 to 40	7,252	6,855
Processing and treating plants	8 to 40	80,838	80,837
Pipelines	3 to 40	458,732	451,341
Compressors	4 to 20	25,403	24,548
Dock	20 to 40	8,072	8,072
Tanks, truck rack and piping	20 to 40	30,155	30,079
Equipment	8 to 20	8,860	8,855
Computer software	5	3,490	3,490
Total property, plant and equipment		730,455	698,017
Accumulated depreciation		(123,704)	(115,835)
Property, plant and equipment, net		$606,751	$582,182

Of the gross property, plant and equipment balances at March 31, 2015 and December 31, 2014, $102.8 million and $101.9 million, respectively, were related to AlaTenn, Midla and HPGT, our FERC regulated interstate and intrastate assets.

Capitalized interest was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Depreciation expense was $7.9 million and $6.5 million for the three months ended March 31, 2015 and 2014, respectively.

10. Goodwill and Intangible Assets, Net

The carrying value of goodwill as of March 31, 2015 and December 31, 2014, was $142.1 million and $142.2 million, respectively. During the first quarter of 2015, we reached final settlement of working capital amounts associated with the Costar Acquisition, resulting in an adjustment to goodwill of $0.2 million. Goodwill as of March 31, 2015 consisted of $125.8 million and $16.3 million related to our Gathering and Processing and Terminal Segments, respectively. Goodwill as of December 31, 2014 consisted of $125.9 million and $16.3 million related to our Gathering and Processing and Terminal Segments, respectively.

The goodwill associated with our Gathering and Processing segment relates to the Costar and Lavaca Acquisitions and primarily represent strategic developmental locations to grow the business within the segment. The goodwill associated with our Terminal Segment was contributed to the Partnership as part of the Partnerships' acquisition of Blackwater Midstream Holdings LLC ("Blackwater") and other related subsidiaries from an affiliate of HPIP (the "Blackwater Acquisition"). Goodwill was recorded as a result of the excess of the investment by an affiliate of HPIP in Blackwater over the fair market value of the identifiable net assets and customer contracts acquired.

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

	March 31,	December 31,
	2015	2014
Gross carrying amount:
Customer contracts	$12,101	$12,101
Customer relationships	53,400	53,400
Dedicated acreage	53,350	53,350
	$118,851	$118,851
Accumulated amortization:
Customer contracts	$(11,636)	$(11,110)
Customer relationships	(1,197)	(553)
Dedicated acreage	(1,326)	(882)
	$(14,159)	$(12,545)
Net carrying amount:
Customer contracts	$465	$991
Customer relationships	52,203	52,847
Dedicated acreage	52,024	52,468
	$104,692	$106,306

For the three months ended March 31, 2015 and 2014, amortization expense on our intangible assets totaled $1.6 million and $0.7 million, respectively.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Accrued capital expenditures	$15,403	$17,134
Accrued expenses	1,249	7,036
Gas imbalances payable	967	1,069
Other	3,665	561
	$21,284	$25,800

12. Debt Obligations

Our outstanding borrowings under the credit facility were (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility	$386,850	$372,950
Other debt	1,833	2,908
Total debt	388,683	375,858
Less: current portion	1,833	2,908
Long-term debt	$386,850	$372,950

On September 5, 2014, the Partnership entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a maximum borrowing equal to $500.0 million, with the ability to further increase the borrowing capacity subject to lender approval. We can elect to have loans under our Credit Agreement bear interest either at a Eurodollar-based rate plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a maximum commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.

Our obligations under the Credit Agreement are secured by a first mortgage in favor of the lenders in the majority of our real property. Advances made under the Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the Credit Agreement include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2019.

The Credit Agreement contains certain financial covenants, including the requirement that our indebtedness not exceed 4.75 times adjusted consolidated EBITDA (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted Consolidated EBITDA) and a minimum interest coverage ratio test (not less than 2.50). The financial covenants in our Credit Agreement may limit the amount available to us for borrowing to less than $500.0 million. In addition to the financial covenants described above, the Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

For the three months ended March 31, 2015 and 2014, the weighted average interest rate on borrowings under the Credit Agreement was approximately 2.37% and 4.40%, respectively.

As of March 31, 2015, our consolidated total leverage was 4.97 and our interest coverage ratio was 11.06, which were in compliance with the consolidated total leverage ratio and interest coverage ratio tests in accordance with the financial covenants required in the Credit Agreement. At March 31, 2015 and December 31, 2014, letters of credit outstanding under the Credit Agreement were $5.1 million and $1.6 million, respectively.

Other debt

Other debt represents insurance premium financing in the original amount of $3.3 million bearing interest at 3.95% per annum, which is repayable in equal monthly installments of approximately $0.4 million through the third quarter of 2015.

13. Partners’ Capital and Convertible Preferred Units

Our capital accounts are comprised of approximately 1.3% notional general partner interests and 98.7% limited partner interests. Our limited partners have limited rights of ownership as provided for under our partnership agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are non-voting limited partner rights held by our General Partner.

Our General Partner holds and participates in the distribution of Series B Units with such distributions being made in cash or with paid-in-kind Series B Units at the election of the Partnership. The holders of Series B Units are entitled to vote along with the holders of Limited Partner common units and such units will automatically convert to Limited Partner common units on January 31, 2016.

HPIP holds and participates in the distribution of Series A-1 Units with such distributions being made in paid-in-kind Series A-1 Units, cash or a combination thereof, at the election of the board of directors of our General Partner through the distribution for the earlier of (a) the quarter ended March 31, 2016 or (b) the time in which the Series A-1 Units are converted into common units. The Series A-1 Units are entitled to vote along with Limited Partner common unitholders and such units are currently convertible to Limited Partner common units.

Series A-2 Units

On March 30, 2015, we entered into a Series A-2 Convertible Preferred Unit Purchase Agreement (the "Agreement") with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued in a private placement newly-designated Series A-2 Units (the “Series A-2 Units”) representing limited partnership interests in the Partnership for approximately $20.0 million in aggregate proceeds. Under the Agreement, the Partnership has the ability to issue additional Series A-2 Units for up $25 million in aggregate proceeds. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A Units, with such distributions being made in cash or with paid-in-kind Series A Units at the election of the Partnership (the Series A-1 Units and the Series A-2 Units are herein collectively referred to as the Series A Units). The Partnership has elected to pay Series A distributions using paid-in-kind Series A Units.

Equity Offerings

On January 29, 2014, the Partnership and certain of its affiliates entered into an underwriting agreement with Barclays Capital Inc. and UBS Securities LLC (the “Underwriters”), providing for the issuance and sale by the Partnership, and the purchase by the Underwriter, of 3,400,000 Limited Partner common units representing limited partner interests in the Partnership at a price to the public of $26.75 per common unit. The Partnership used the net proceeds of $86.9 million to fund a portion of the Lavaca Acquisition.

Issuance and Exercise of Warrant

Effective February 5, 2014, we issued to AIM Midstream Holdings, LLC a warrant to purchase up to 300,000 Limited Partner common units of the Partnership at an exercise price of $0.01 per common unit (the “Warrant”). The Warrant was exercised on February 21, 2014, resulting in the issuance of approximately 300,000 Limited Partner common units. The value of the Warrant of $7.2 million was determined based on the close price of $23.89 of the Limited Partner common units on the exercise date.

Equity Outstanding

The number of units outstanding as of March 31, 2015 and December 31, 2014, respectively, were as follows (in thousands):

	March 31, 2015	December 31, 2014
Series A convertible preferred units	7,052	5,745
Series B convertible units	1,278	1,255
Limited Partner common units	22,754	22,670
General Partner units	392	392

Distributions

We made cash distributions as follows (in thousands):

	Three months ended March 31,
	2015	2014
Series A convertible preferred units	—	1,320
Limited Partner common units	10,713	4,897
General Partner units	158	72
General Partners' incentive distribution rights	1,288	410
	$12,159	$6,699

The Partnership executed an amendment to its partnership agreement (the "Amendment"), which became effective March 30, 2015, related to its outstanding Series A Units. As a result of the Amendment, distributions on Series A Units will be made with paid-in-kind Series A Units, cash or a combination thereof, at the discretion of the board of directors of our General Partner, which began with the distribution for the three months ended June 30, 2014 and will continue through the distribution for the earlier of (a) the quarter ended March 31, 2016 or (b) the time in which the Series A-1 Units are converted into common units. At March 31, 2015, we have accrued $3.4 million for the paid-in-kind Series A Units. The distributions will be made in the second quarter of 2015.

Net Income (Loss) attributable to Limited Partner Units

Net income (loss) is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages, after giving effect to contractual distributions on Series A Units, declared distributions on the Series B Units, common units representing Limited Partner interests and to the General Partner units, including incentive distribution rights. Unvested unit-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of basic and diluted net income per limited partner unit. Basic and diluted net income (loss) per limited partner unit is calculated by dividing limited partners’ interest in net income (loss) by the weighted average number of outstanding limited partner units during the period. We determined basic and diluted net income (loss) per limited partner unit as follows, (in thousands, except per unit amounts):

	Three months ended March 31,
	2015	2014
Net income (loss) from continuing operations	$835	$558
Less: Net income (loss) attributable to noncontrolling interests	14	108
Net income (loss) from continuing operations attributable to the Partnership	821	450
Less:
Contractual distributions on Series A Units	3,411	3,182
Declared distributions on Series B Units	420	—
General partner's distribution	1,447	482
General partner's share in undistributed loss	(189)	(106)
Net income (loss) from continuing operations available to limited partners	(4,268)	(3,108)
Net income (loss) from operations of disposal groups, net of tax, available to limited partners	5	(50)
Net income (loss) available to limited partners	$(4,263)	$(3,158)

Weighted average number of units used in computation of limited partners’ net (loss) income per unit (basic and diluted)	22,703	9,846

Limited partners' net loss per common unit
Basic and diluted:
Loss from continuing operations	$(0.19)	$(0.32)
Loss from discontinued operations	—	—
Net loss	$(0.19)	$(0.32)

14. Long-Term Incentive Plan

Our General Partner manages our operations and activities and employs personnel who provide support to our operations. The board of directors of our General Partner provides grants awards under its long-term incentive plan (“LTIP”) for its employees, consultants and directors who perform services for it or its affiliates. At March 31, 2015 and December 31, 2014, 396,081 and 688,976 units, respectively, were available for future grant under the LTIP.

LTIP awards are subject to forfeiture until the vesting date. The LTIP is administered by the board of directors of our General Partner which, at its discretion, may elect to settle such vested phantom units with a number of units equivalent to the fair market value at the date of vesting in lieu of cash. Although our General Partner has the option to settle in cash upon the vesting of phantom units, our General Partner has not historically settled these awards in cash. Although other types of awards are contemplated under the LTIP, all currently outstanding awards are phantom units without distribution equivalent rights.

Generally, grants issued under the LTIP vest in increments of 25% on each grant date anniversary and do not contain any vesting other than continued employment requirements.

The following table summarizes changes in our unit-based awards during the three months ended March 31, 2015 indicated, in units:

	Three months ended March 31, 2015
	Units	Weighted-Average Exercise Price
Outstanding at beginning of period	201,132	$19.85
Granted	333,110	15.80
Forfeited	(1,043)	15.04
Vested	(123,394)	18.90
Outstanding at end of period	409,805	$16.86

The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these awards, including amortization, for the three months ended March 31, 2015 and 2014 were $1.7 million and $0.4 million, respectively, which are classified as Equity compensation expense in our condensed consolidated statements of operations and the non-cash portion in partners’ capital on our condensed consolidated balance sheets.

The total fair value of vested units at the time of vesting was $2.3 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

Equity compensation expense related to unvested awards not yet recognized at March 31, 2015 and 2014 was $6.6 million and $4.1 million, respectively, and the weighted average period over which this cost is expected to be recognized as of March 31, 2015 is approximately 3.4 years.

15. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our income generally are borne by our unitholders through the allocation of taxable income. However, one of our subsidiaries, Blackwater Midstream Corp, is a taxable entity. Income tax expense for the three months ended March 31, 2015 was $0.2 million, resulting in an effective tax rate of 15.7%. For the three months ended March 31, 2014, income tax was a benefit of less than $0.1 million, resulting in an effective tax rate of 1.9%.

The effective tax rates for the three months ended March 31, 2015 and March 31, 2014, differ from the statutory rate primarily due to the portion of the Partnership's income and loss that is not subject to U. S. federal income taxes, as well as transactions between the Partnership and its taxable subsidiary that generate tax deductions for the taxable subsidiary, which are eliminated in the consolidation of Net income (loss) before income tax (expense) benefit.

16. Commitments and Contingencies

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

Regulatory matters

On December 11, 2014, American Midstream (Midla), LLC ("Midla"), a subsidiary of the Partnership, filed a Stipulation and Agreement (the "Agreement") which resolved all of the outstanding issues between Midla and its customers regarding its interstate pipeline that traverses Louisiana and Mississippi owned and operated by Midla. The parties involved reached agreement in order to provide continued service to Midla’s customers while addressing safety concerns with the existing pipeline.

Midla and the parties agreed that Midla may retire the existing 1920s vintage pipeline and replace the existing natural gas service with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Midla-Natchez Line”) to serve existing residential, commercial, and industrial customers. Under the Agreement, customers not served by the new Midla-Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service. The Agreement was approved by the FERC without modification on April 16, 2015, however, it is subject to final agreements and ongoing proceedings with the FERC. Under the Agreement Midla will execute long-term agreements to recover its investment in the Midla-Natchez Line.

17. Related-Party Transactions

Employees of our General Partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our General Partner to the Partnership, which, in turn, charges the appropriate subsidiary. Our General Partner does not record any profit or margin for the administrative and operational services charged to us. During the three months ended March 31, 2015, administrative and operational services expenses of $7.7 million were charged to us by our General Partner. During the three months ended March 31, 2014, administrative and operational services expenses of $5.0 million were charged to us by our General Partner. For the three months ended March 31, 2014, our General Partner incurred approximately $0.5 million of costs primarily associated with certain business development activities.

During the first quarter of 2015, the Partnership and an affiliate of HPIP entered into an arrangement under which the affiliate reimbursed the Partnership for right-of-ways purchased on the affiliates' behalf for approximately $2.8 million.

During the second quarter of 2014, the Partnership and an affiliate of its General Partner entered into a Management Service Fee arrangements under which the affiliate pays a monthly fee to reimburse the Partnership for administrative expenses incurred on the affiliates' behalf. During the three months ended March 31, 2015, the Partnership recognized $0.4 million in management fee income that has been recorded as a reduction to Selling, general and administrative expenses.

18. Reporting Segments

Our operations are located in the United States and are organized into three reporting segments: i) Gathering and Processing, ii) Transmission and iii) Terminals.

Gathering and Processing

Our Gathering and Processing segment provides “wellhead-to-market” services to producers of natural gas and oil, which include transporting raw natural gas from the wellhead through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, fractionating NGLs, and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems.

Transmission

Our Transmission segment transports and delivers natural gas from producing wells, receipt points or pipeline interconnects for shippers and other customers, which include local distribution companies, utilities and industrial, commercial and power generation customers.

Terminals

Our Terminals segment provides above-ground storage services at our marine terminals that support various commercial customers, including commodity brokers, refiners and chemical manufacturers to store a range of products, including petroleum products, distillates, chemicals and agricultural products.

These segments are monitored separately by management for performance and are consistent with the Partnership's internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Gross margin is the performance measure utilized by management to monitor the business of each segment.

The following tables set forth our segment information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31, 2015
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$48,449	$11,748	$4,265	$64,462
Gain (loss) on commodity derivatives, net	147	—	—	147
Total revenue	48,596	11,748	4,265	64,609
Operating expenses:
Purchases of natural gas, NGL's and condensate	27,319	1,659	—	28,978
Direct operating expenses	9,092	3,180	1,595	13,867
Selling, general and administrative expenses				6,935
Equity compensation expense				1,698
Depreciation, amortization and accretion expense				9,689
Total operating expenses				61,167
Gain (loss) on sale of assets, net				(8)
Interest expense				(2,610)
Earnings in unconsolidated affiliates				167
Income tax benefit (expense)				(156)
Gain (loss) from discontinued operations, net of tax				5
Net income (loss)				840
Less: Net income (loss) attributable to noncontrolling interests				14
Net income (loss) attributable to the Partnership				$826

Segment gross margin (a)	$21,045	$10,061	$2,670	$33,776

	Three months ended March 31, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$51,625	$25,129	$3,614	$80,368
Gain (loss) on commodity derivatives, net	(130)	—	—	(130)
Total revenue	51,495	25,129	3,614	80,238
Operating expenses:
Purchases of natural gas, NGL's and condensate	41,121	14,100	—	55,221
Direct operating expenses	4,168	3,118	1,675	8,961
Selling, general and administrative expenses				5,593
Equity compensation expense				360
Depreciation, amortization and accretion expense				7,632
Total operating expenses				77,767
Gain (loss) on sale of assets, net				(21)
Interest expense				(1,903)
Income tax benefit (expense)				11
Gain (loss) from discontinued operations, net of tax				(50)
Net income (loss)				508
Less: Net income (loss) attributable to noncontrolling interests				108
Net income (loss) attributable to the Partnership				$400

Segment gross margin (a)	$10,128	$11,014	$1,939	$23,081

	March 31,	December 31,
	2015	2014
Segment assets:
Gathering and Processing	$686,158	$686,395
Transmission	132,661	132,767
Terminals	78,752	71,180
Other (b)	35,074	26,302
Total assets	$932,645	$916,644

(a)
Segment gross margin for our Gathering and Processing segment consists of revenue and realized gains or (losses) on commodity derivatives less purchases of natural gas, NGLs and condensate and revenue from construction, operating and maintenance agreements (“COMA”). Segment gross margin for our Transmission segment consists of revenue, less purchases of natural gas and COMA. Segment gross margin for our Terminals segment consists of revenue, less direct operating expenses. Gross margin consists of the sum of the segment gross margin amounts for each of these segments. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow from operations as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Other assets not allocable to segments consist of investment in unconsolidated affiliates, corporate leasehold improvements, and other assets.

19. Subsequent Events

GP Contribution

In connection with the issuance of the Series A-2 Units discussed in Note 13, we received proceeds of $0.3 million from our General Partner as consideration for 18,706 additional notional general partner units in April of 2015.

Distribution

On April 23, 2015, we announced a distribution of $0.4725 per unit for the quarter ended March 31, 2015, or $1.89 per unit on an annualized basis, payable on May 15, 2015 to unitholders of record on May 7, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K (“Annual Report”) that was filed with the Securities and Exchange Commission ("SEC") on March 10, 2015. This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under the caption “Cautionary Statement Regarding Forward-Looking Statements.”

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Examples of these risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

•
our ability to access capital to fund growth, including, but not limited to, access to the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including, but not limited to, the use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety, regulation of over-the-counter derivatives market and entities, and protection of the environment;

•	the timing and extent of changes in crude oil, natural gas, natural gas liquids and other commodity prices, interest rates and demand for our services;

•
weather and other natural phenomena, including, but not limited to, their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	industry changes, including, but not limited to, the impact of consolidations and changes in competition;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the level and success of crude oil and natural gas drilling around our assets and our success in connecting crude oil and natural gas supplies to our gathering and processing systems;

•	the demand for NGL products by the petrochemical, refining or other industries;

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses;

•	our ability to grow through contributions from affiliates, acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	our ability to hire as well as retain qualified personnel to execute our business strategy;

•	volatility in the price of our common units;

•	security threats such as military campaigns, terrorist attacks, and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

•
our ability to timely and successfully integrate our current and future acquisitions, including, but not limited to, the realization of all anticipated benefits of any such transaction, which otherwise could negatively impact our future financial performance; and

•	general economic, market and business conditions.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and additional risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Part II, Item 1A of this Quarterly Report under the caption “Risk Factors”, Part I, Item 1A of our Annual Report under the caption "Risk Factors" and elsewhere in this Quarterly Report and our Annual Report. The forward-looking statements in this report speak as of the filing date of this report. Except as may be required by applicable law, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of gathering, treating, processing, and transporting natural gas, fractionating NGLs and storing specialty chemical products through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facility, three interstate pipelines, five intrastate pipelines and four marine terminal sites. We also own a 66.7% non-operating interest in MPOG, a crude oil gathering and processing system, a 46.0% non-operating interest in Mesquite, an off-spec condensate fractionation project, as well as a 50% undivided, non-operating interest in the Burns Point Plant, a natural gas processing plant. Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Maryland, Mississippi, North Dakota, Tennessee and Texas, provide critical infrastructure that links producers of natural gas, NGLs condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate approximately 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.7 million barrels of storage capacity across four marine terminal sites.

Significant financial highlights during the three months ended March 31, 2015, include the following:

•	For the three months ended March 31, 2015, gross margin increased to $33.8 million, or an increase of 46.3%, compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions;

•	Adjusted EBITDA increased for the three months ended March 31, 2015 to $15.6 million, or an increase of 47.2%, compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions;

•	We distributed $10.7 million to our Limited Partner common unitholders, or $0.4725 per unit, during the three months ended March 31, 2015; and

•
On March 30, 2015, we entered into a Series A-2 Convertible Preferred Unit Purchase Agreement with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued in a private placement newly-designated Series A-2 Units for approximately $20.0 million in aggregate proceeds. The Partnership has the ability to issue additional Series A-2 Units for up $25 million in aggregate proceeds.

Significant operational highlights during the three months ended March 31, 2015, include the following:

•	Throughput attributable to the Partnership totaled 1,183.1 MMcf/d for the first quarter of 2015 representing an 3.0% increase compared to the same period in 2014;

•	Average gross NGL production totaled 269.1 Mgal/d for the first quarter of 2015 representing a 597.2% increase compared to the same period in 2014;

•	Average condensate production totaled 99.1 Mgal/d for the first quarter of 2015, a 134.8% increase compared to the same period in 2014; and

•
Storage utilization for the first quarter of 2015, decreased to 82.3% compared to 98.4% for the same period in 2014, as a result of an increase in total capacity at our Harvey terminal, of which a portion was contracted subsequent to quarter end.

Recent Developments

Series A-2 Convertible Preferred Units

On March 30, 2015, we entered into a Series A-2 Convertible Preferred Unit Purchase Agreement with Magnolia Infrastructure Partners, LLC (an affiliate of High Point Infrastructure Partners, LLC) pursuant to which the Partnership issued in a private placement newly-designated Series A-2 Units representing limited partnership interests in the Partnership for approximately $20.0 million in aggregate proceeds. The Partnership has the ability to issue additional Series A-2 Units for up $25 million in aggregate proceeds. The conflicts committee of the board of directors ("Board") of our general partner, American Midstream GP, LLC (our "General Partner"), gave its special approval to the Board, and the Board then approved the issuance of the Series A-2 Units and the transactions contemplated thereby.

Republic Midstream Crude Oil System

On August 5, 2014, we executed an option agreement providing us with the right to acquire a 50 percent interest in Republic Midstream, LLC (“Republic Midstream”) from an affiliate of ArcLight Capital Partners, LLC ("ArcLight"), which controls 95% of our General Partner. Republic Midstream, an ArcLight portfolio company, executed an agreement with Penn Virginia Corporation ("Penn Virginia") in July 2014 to construct and operate a crude oil gathering system, central delivery terminal complex, and an intermediate takeaway pipeline to serve Penn Virginia’s acreage position in the Eagle Ford Shale.  In accordance with the terms of the option agreement, we will have the right to acquire 50 percent of Republic Midstream upon commencement of operations, which is expected in the second half of 2015. We expect to execute our right to acquire 50 percent of Republic Midstream in the second half of 2015.

We currently provide construction, operations, and general management services for Republic Midstream and we expect to continue to provide such services should we exercise our option described above.

Midla Regulatory Matters

On April 16, 2015, we received approval from the FERC that our subsidiary, American Midstream (Midla), LLC ("Midla"), pursuant to an agreement in principle with its customers, may retire the existing 1920s vintage pipeline and replace the existing natural gas service with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Midla-Natchez Line”) to serve existing residential, commercial, and industrial customers under long-term agreements ranging from 10 to 15 years, plus renewal options. Under the agreement, customers not served by the new Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service, and Midla will execute long-term agreements to recover its investment in the Midla-Natchez Line. The agreement was approved by the FERC without modification, however, it is subject to final agreements and ongoing proceedings with the FERC. Midla expects to place the Midla-Natchez Line into service in late 2016.

Gonzales County Full-Well-Stream Gathering System

On August 4, 2014, the board of directors of our General Partner approved the exercise of our right-of-first-offer to acquire the Gonzales County full-well-stream gathering and treating and saltwater disposal system in the Eagle Ford Shale that is being developed by an affiliate of our General Partner. Midstream services would be provided to the producer customer under a long-term, fee-based agreement.  The producer customer on the system announced its intention to cease drilling activities in areas served by the system. As such, the Partnership does not anticipate drop-down of the system in 2015 and will continue to evaluate timing of a drop-down with the General Partner.

High Point Lateral

In February 2015, the Partnership executed a 15-year, fee-based agreement to construct a 15-mile extension of the High Point system to serve an existing refinery customer in southeast Louisiana. Construction of the lateral will commence during the second quarter, which is expected to be placed into service later this year.

Market Highlights

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $59.63 per barrel to a low of $43.46 per barrel from January 1, 2015 through May 1, 2015. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.29 per MMBtu to a low of $2.48 per MMBtu from January 1, 2015 through May 1, 2015. We are unable to predict future movements in the market price for natural gas, oil and NGLs and thus, cannot predict the ultimate impact of prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 and early 2015, this could lead to reduced profitability and may impact our liquidity and compliance with financial covenants in our revolving credit facility. Reduced profitability may result in future potential non-cash impairments of long-lived assets, goodwill, or intangible assets.

Subsequent Events

GP Contribution

In connection with the issuance of the Series A-2 Units discussed in Note 13, we received proceeds of $0.3 million from our General Partner as consideration for 18,706 additional notional general partner units in April of 2015.

Distribution

On April 23, 2015, we announced a distribution of $0.4725 per unit for the quarter ended March 31, 2015, or $1.89 per unit on an annualized basis, payable on May 15, 2015 to unitholders of record on May 7, 2015.

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

•
Terminals. Our Terminals segment provides above-ground storage services at our marine terminals that support various commercial customers, including commodity brokers, refiners and chemical manufacturers to store a range of products, including various petroleum products, distillates, chemicals and agricultural products.

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

•
Percent-of-Proceeds Arrangements (“POP”). Under these arrangements, we generally gather raw natural gas from producers at the wellhead or other supply points, transport it through our gathering system, process it and sell the residue natural gas, NGLs and condensate at market prices. Where we provide processing services at the processing plants that we own, or obtain processing services for our own account in connection with our elective processing arrangements, such as under our Toca contract, we generally retain and sell a percentage of the residue natural gas and resulting NGLs. However, we also have contracts under which we retain a percentage of the resulting NGLs and do not retain a percentage of residue natural gas, such as the contracts for our interest in the Burns Point Plant. Our POP arrangements also often contain a fee-based component.

•
Interest in the Burns Point Plant. We account for our 50% interest in the Burns Point Plant using the proportionate consolidation method. Under this method, we include in our condensed consolidated statement of operations, our value of plant revenues taken in-kind and plant expenses reimbursed to the operator.

•
Interest in the Chatom System. We account for our 92.2% undivided interest in the Chatom System pursuant to Accounting Standards Codification ASC No. 810-10-65-1, Noncontrolling Interests. Under this method, revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in our condensed consolidated financial statements at the consolidated amounts, which include the amounts attributable to the partners' and the noncontrolling interests. Our condensed consolidated income statement shall separately present net income attributable to the partners' and the noncontrolling interests.

Gross margin earned under fee-based and fixed-margin arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. However, a sustained decline in commodity prices could result in a decline in throughput volumes from producers and, thus, a decrease in our fee-based and fixed-margin gross margin. These arrangements provide stable cash flows but minimal, if any, upside in higher commodity-price environments. Under our typical POP arrangement, our gross margin is directly impacted by the commodity prices we realize on our share of natural gas and NGLs received as compensation for processing raw natural gas. However, our POP arrangements also often contain a fee-based component, which helps to mitigate the degree of commodity-price volatility we could experience under these arrangements. We further seek to mitigate our exposure to commodity price risk through our hedging program. Please read the information set forth in Part I, Item 3 of this Quarterly Report under the caption “ —Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

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

Terminals Segment

Our Terminals segment provides above-ground storage services at our marine terminals that support various commercial customers, including commodity brokers, refiners and chemical manufacturers to store a range of products, including petroleum products, distillates, chemicals and agricultural products. We generally receive fee-based compensation on guaranteed firm storage contracts and throughput fees charged to our customers when products are either received or delivered to customers for throughput volumes in excess of those stipulated in the associated storage contract, along with other operational charges associated with ancillary services provided, such as excess throughput, truck weighing, etc. Our firm storage contracts are typically multi-year contracts, with renewal options.

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

In our Terminals segment, throughput fees are charged to our customers when their products are either received or disbursed, along with other operational charges associated with ancillary services; such as excess throughput, truck weighing, and related services.

Gross Margin and Segment Gross Margin

Gross margin and segment gross margin are metrics that we use to evaluate our performance. We define segment gross margin in our Gathering and Processing segment as revenue generated from gathering and processing operations and realized gains or (losses) on commodity derivatives less the cost of natural gas, NGLs and condensate purchased and revenue from construction, operating and maintenance agreements (“COMA”). Revenue includes revenue generated from fixed fees associated with the gathering and treating of natural gas and from the sale of natural gas, NGLs and condensate resulting from gathering and processing activities under fixed-margin and POP arrangements. The cost of natural gas, NGLs and condensate includes volumes of natural gas, NGLs and condensate remitted back to producers pursuant to POP arrangements and the cost of natural gas purchased for our own account, including pursuant to fixed-margin arrangements.
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
You should not consider any of gross margin or adjusted EBITDA in isolation or as a substitute for or more meaningful than analysis of our results as reported under GAAP. Gross margin and adjusted EBITDA may be defined differently by other companies in our industry. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies.

The following tables reconcile the non-GAAP financial measures of gross margin and adjusted EBITDA to Net income (loss) attributable to the Partnership, their most directly comparable GAAP measure, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Reconciliation of Gross Margin to Net income (loss) attributable to the Partnership:
Gathering and processing segment gross margin	$21,045	$10,128
Transmission segment gross margin	10,061	11,014
Terminals segment gross margin	2,670	1,939
Total Gross Margin	33,776	23,081
Plus:
Gain (loss) on commodity derivatives, net	147	(130)
Earnings in unconsolidated affiliates	167	—
Less:
Direct operating expenses (a)	12,272	7,286
Selling, general and administrative expenses	6,935	5,593
Equity compensation expense	1,698	360
Depreciation, amortization and accretion expense	9,689	7,632
(Gain) loss on sale of assets, net	8	21
Interest expense	2,610	1,903
Other, net (b)	(113)	(391)
Income tax expense (benefit)	156	(11)
Gain (loss) from discontinued operations, net of tax	(5)	50
Net income (loss) attributable to noncontrolling interest	14	108
Net income (loss) attributable to the Partnership	$826	$400

(a)
Direct operating expenses includes Gathering and Processing segment direct operating expenses of $9.1 million and $4.2 million, respectively, and Transmission segment direct operating expenses of $3.2 million and $3.1 million, respectively, for the three months ended March 31, 2015 and 2014. Direct operating expenses related to our Terminals segment of $1.6 million and $1.7 million, respectively, for the three months ended March 31, 2015 and 2014 are included within the calculation of Terminals segment gross margin.

(b)	Other, net includes realized gain (loss) on commodity derivatives of $0.1 million and $(0.1) million and COMA income of $0.3 million for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Reconciliation of Adjusted EBITDA to Net income (loss) attributable to the Partnership
Net income (loss) attributable to the Partnership	$826	$400
Add:
Depreciation, amortization and accretion expense	9,689	7,632
Interest expense	2,384	1,493
Debt issuance costs	230	144
Unrealized (gain) loss on derivatives, net	(55)	39
Non-cash equity compensation expense	1,698	360
Transaction expenses	43	812
Income tax expense (benefit)	160	(26)
Proceeds from equity method investment, return of capital	833	—
Deduct:
COMA income	252	289
OPEB plan net periodic benefit	3	11
Gain (loss) on sale of assets, net	(8)	(43)
Adjusted EBITDA	$15,561	$10,597

General Trends and Outlook

We expect our business to continue to be affected by the key trends discussed in Part II, Item 7 of our Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook”.

Results of Operations — Combined Overview

Gross margin increased by $10.7 million, or 46.3%, for the three months ended March 31, 2015 as compared to the same period in 2014. For the three months ended March 31, 2015, our gross margin increased largely as a result of incremental margin of $9.3 million associated with the gathering and processing systems obtained through our recent Costar Acquisition.

For the three months ended March 31, 2015, adjusted EBITDA increased $5.0 million, or 47.2%, compared to the same period in 2014. The increase is primarily related to incremental gross margin in the Partnership's Gathering and Processing segment from the Costar Acquisition mentioned above, as well as the acquisition of the Lavaca System, which has nearly tripled throughput volume since the acquisition in January of 2014.

We distributed $10.7 million to holders of our Limited Partner common units, or $0.4725 per unit, during the three months ended March 31, 2015, representing the distribution with respect to the three months ended December 31, 2014. The distribution of $0.4725 per unit represents an increase of 4.4% period over period.

The following table and discussion presents certain of our historical condensed consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview (in thousands):

	Three months ended March 31,
	2015	2014
Statement of Operations Data:
Revenue	$64,462	$80,368
Gain (loss) on commodity derivatives, net	147	(130)
Total revenue	64,609	80,238
Operating expenses:
Purchases of natural gas, NGLs and condensate	28,978	55,221
Direct operating expenses	13,867	8,961
Selling, general and administrative expenses	6,935	5,593
Equity compensation expense (a)	1,698	360
Depreciation, amortization and accretion expense	9,689	7,632
Total operating expenses	61,167	77,767
Gain (loss) on sale of assets, net	(8)	(21)
Operating income (loss)	3,434	2,450
Other income (expense):
Interest expense	(2,610)	(1,903)
Earnings in unconsolidated affiliates	167	—
Net income (loss) before income tax (expense) benefit	991	547
Income tax (expense) benefit	(156)	11
Net income (loss) from continuing operations	835	558
Income (loss) from discontinued operations, net of tax	5	(50)
Net income (loss)	840	508
Net income (loss) attributable to noncontrolling interests	14	108
Net income (loss) attributable to the Partnership	$826	$400
Other Financial Data:
Gross margin (b)	$33,776	$23,081
Adjusted EBITDA (b)	$15,561	$10,597

(a)	Represents non-cash costs related to our Long-Term Incentive Plan.

(b)
For definitions of gross margin and adjusted EBITDA and reconciliations to their most directly comparable financial measure calculated and presented in accordance with GAAP, and a discussion of how we use gross margin and adjusted EBITDA to evaluate our operating performance, please read the information in this Item under the caption “— How We Evaluate Our Operations.”

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue. Our revenue for the three months ended March 31, 2015 was $64.5 million compared to $80.4 million for the three months ended March 31, 2014. This decrease of $15.9 million was primarily due to: i) a decrease in natural gas revenues $19.5 million as a result of converting fixed-margin contracts in our transmission segment to firm or interruptible transportation contracts, lower volumes associated with our elective processing agreement and lower realized natural gas prices of $3.39/Mcf, which is a decrease of $2.27/Mcf, or 40.1%, period over period; partially offset by higher throughput of 34.8 MMcf/d, or 3.0%, and ii) a decrease in condensate revenues of $0.9 million primarily as a result of lower realized condensate prices of $0.95/gal, a decrease of $1.27/gal, or 57.2%, period over period offset by increased condensate production of 56.9 Mgal/d or 134.8%. These decreases in revenue were partially offset by i) an increase in NGL revenues of $9.0 million as a result of higher gross NGL production volumes of 230.5 Mgal/d from our Gathering and Processing segment offset by lower realized NGL prices of $0.60/gal, a decrease of $0.47/gal period over period, and ii) an increase in Terminals segment revenue of $0.7 million as a result of incremental storage utilization from acquiring new customers and contractual storage rate escalations.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended March 31, 2015 were $29.0 million compared to $55.2 million for the three months ended March 31, 2014. This decrease of $26.2 million was primarily due to i) lower natural gas purchases of $39.9 million, period over period, as a result of lower natural gas prices and lower throughput volumes related to our elective processing arrangements in our Gathering and Processing segment, and ii) converting certain fixed-margin contracts to interruptible transportation contracts in our Transmission segment; partially offset by incremental NGL and condensate purchases of $11.9 million associated with the gathering and processing systems acquired in the Costar Acquisition.

Gross Margin. Gross margin for the three months ended March 31, 2015 was $33.8 million compared to $23.1 million for the three months ended March 31, 2014. This increase of $10.7 million was primarily due to an increase in gross margin in our Gathering and Processing segment of $10.9 million, period over period, due to higher NGL and condensate volumes of 230.5 Mgal/d and 56.9 Mgal/d, respectively, and higher natural gas throughput volumes of 88.0 MMcf/d, or 31.0% period over period, partially offset by a decrease in gross margin in our Transmission segment of $1.0 million as a result of decreased throughput volumes.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2015 were $13.9 million compared to $9.0 million in the three months ended March 31, 2014. This increase of $4.9 million was primarily due to: i) $1.5 million of additional direct labor costs and benefits associated with the Costar Acquisition, effective October 13, 2014; ii) $1.0 million of incremental charges associated with compression rentals used at our Lavaca System; and iii) $2.0 million of incremental operating costs associated with the gathering and processing systems acquired in the Costar Acquisition.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three months ended March 31, 2015 were $6.9 million compared to $5.6 million for the three months ended March 31, 2014. This increase of $1.3 million was primarily due to cost incurred to manage and integrate our recent acquisitions and support continuing growth.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the three months ended March 31, 2015 was $9.7 million compared to $7.6 million for the three months ended March 31, 2014. This increase of $2.1 million was due to incremental depreciation of fixed assets and amortization of certain intangible assets associated with the Costar Acquisition and the continuing development of the Lavaca system.

Interest Expense. Interest expense for the three months ended March 31, 2015 was $2.6 million compared to $1.9 million for the three months ended March 31, 2014. This increase of $0.7 million was primarily due to a higher outstanding borrowings as a result of the Costar Acquisition.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates of $0.2 million represents our 66.7% share of earnings in the MPOG System, which we acquired in August 2014, for the three months ended March 31, 2015.

Results of Operations — Segment Results

The table below contains key segment performance indicators related to our segment results of operations (in thousands except operating and pricing data):

	Three months ended March 31,
	2015	2014
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$48,449	$51,625
Gain (loss) on commodity derivatives, net	147	(130)
Total revenue	48,596	51,495
Purchases of natural gas, NGLs and condensate	27,319	41,121
Direct operating expenses	9,092	4,168
Other financial data:
Segment gross margin	$21,045	$10,128
Operating data:
Average throughput (MMcf/d)	372.1	284.1
Average plant inlet volume (MMcf/d) (a) (b)	136.1	87.6
Average gross NGL production (Mgal/d) (a) (c)	269.1	38.6
Average gross condensate production (Mgal/d) (a)	99.1	42.2
Average realized prices:
Natural gas ($/Mcf)	$3.39	$5.66
NGLs ($/gal)	$0.60	$1.07
Condensate ($/gal)	$0.95	$2.22
Transmission segment
Financial data:
Total revenue	$11,748	$25,129
Purchases of natural gas, NGLs and condensate	1,659	14,100
Direct operating expenses	3,180	3,118
Other financial data:
Segment gross margin	$10,061	$11,014
Operating data:
Average throughput (MMcf/d)	811.0	864.2
Average firm transportation - capacity reservation (MMcf/d)	695.0	631.7
Average interruptible transportation - throughput (MMcf/d)	445.6	522.8
Terminals segment
Financial data:
Total revenue	$4,265	$3,614
Direct operating expenses	1,595	1,675
Other financial data:
Segment gross margin	$2,670	$1,939
Operating data:
Contracted Capacity (Bbls)	1,378,467	1,316,268
Design Capacity (Bbls)	1,675,019	1,337,219
Storage utilization	82%	98%

(a)	Excludes volumes and gross production under our elective processing arrangements.

(b)	Includes gross plant inlet volume associated with our interest in the Burns Point processing plant.

(c)	Includes net NGL production associated with our interest in the Burns Point processing plant.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Gathering and Processing Segment

Revenue. Segment total revenue for the three months ended March 31, 2015 was $48.6 million compared to $51.5 million for the three months ended March 31, 2014. This decrease of $2.9 million was primarily due to lower realized natural gas, NGL, and condensate prices of 40.1%, 43.9%, and 57.2%, respectively; period over period, partially offset by higher average natural gas throughput volumes of 88.0 MMcf/d, and higher average NGL and condensate volumes of 230.5 Mgal/d and 56.9 Mgal/d, respectively. The increase period over period in average throughput volumes is primarily due to higher production behind our Lavaca System and the throughput volumes associated with the gathering and processing systems related to the Costar Acquisition.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended March 31, 2015 were $27.3 million compared to $41.1 million for the three months ended March 31, 2014. This decrease of $13.8 million was primarily due to lower purchase costs associated with natural gas and NGLs, period over period, due to lower realized natural gas and NGL prices, partially offset by incremental purchases associated with off-spec throughput volumes related to our Longview System.

Segment Gross Margin. Segment gross margin for the three months ended March 31, 2015 was $21.0 million compared to $10.1 million for the three months ended March 31, 2014. This increase of $10.9 million was primarily due to the following: i) incremental gross margin of $7.6 million related to the Longview System, ii) higher gross margin of $3.5 million at our Lavaca System, iii) incremental gross margin of $0.5 million at both the Danville and Chapel Hill Systems, and iv) incremental gross margin of $0.4 million at both the Yellow Rose and Bakken Systems, offset by v) lower NGL and condensate production due to a decline in plant inlet volume at certain legacy gathering and processing systems.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2015 were $9.1 million compared to $4.2 million for the three months ended March 31, 2014. This increase of $4.9 million was primarily due to the incremental operating costs associated with our recently acquired Longview, Yellow Rose and Lavaca Systems.

Transmission Segment

Revenue. Segment total revenue for the three months ended March 31, 2015 was $11.7 million compared to $25.1 million for the three months ended March 31, 2014. This decrease of $13.4 million in segment revenue was primarily due to converting certain fixed-margin arrangements to interruptible transportation agreements during the first quarter of 2015.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended March 31, 2015 were $1.7 million compared to $14.1 million for the three months ended March 31, 2014. This decrease of $12.4 million was primarily due to converting certain fixed-margin arrangements to interruptible transportation agreements, and therefore substantially reduces our need to purchase natural gas throughput volumes.

Segment Gross Margin. Segment gross margin for the three months ended March 31, 2015 was $10.1 million compared to $11.0 million for the three months ended March 31, 2014. This decrease of $0.9 million was primarily due to lower average throughput volumes of 6.2% period over period.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2015 remained relatively constant at $3.2 million compared to $3.1 million for the three months ended March 31, 2014.

Terminals Segment

Revenue. Segment total revenue for the three months ended March 31, 2015 was $4.3 million compared to $3.6 million for the three months ended March 31, 2014. The increase of $0.7 million was primarily attributable to increases in contracted storage capacity at the Harvey and Westwego terminals and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for the three months ended March 31, 2015 were $1.6 million compared to $1.7 million for the three months ended March 31, 2014. The decrease of $0.1 million is primarily attributable to lower direct labor costs associated with providing ancillary services.

Segment Gross Margin. Segment gross margin for the three months ended March 31, 2015 of $2.7 million compared to $1.9 million for the three months ended March 31, 2014. The increase of $0.8 million was primarily attributable to an increase in storage revenue while managing direct labor costs associated with providing ancillary services.

Liquidity and Capital Resources

Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.
The principal sources of our liquidity at March 31, 2015, were sources of liquidity we have accessed historically, including available borrowings under our credit facility, issuance of equity in the capital markets under registration statements or through private transactions, and financial support from ArcLight Capital Partners, LLC ("ArcLight"), who controls our General Partner. In addition, in the future we may seek to raise capital through the issuance of unsecured senior notes. Given our historical success in accessing various sources of liquidity, we believe that cash generated from operating cash flows and the sources of liquidity described above will be sufficient to meet our short-term working capital requirements, medium-term maintenance capital expenditure requirements, and quarterly cash distributions for at least the next twelve months. In the event these sources are not sufficient, we would pursue other sources of cash funding, including, but not limited to, additional forms of debt or equity financing. In addition, we would reduce capital expenditures, direct operating expenses and selling, general and administrative expenses, as necessary, and reduce or eliminate quarterly distributions if required to maintain ongoing operations, which is permitted under our partnership agreement.
Our ability to enhance our liquidity for the three months ended March 31, 2015 was as follows:

•
On March 30, 2015, we entered into a Series A-2 Convertible Preferred Unit Purchase Agreement with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued in a private placement newly-designated Series A-2 Units for approximately $20.0 million in aggregate proceeds which was used to pay down outstanding borrowings. The Partnership has the ability to issue additional Series A-2 Units for up $25 million in aggregate proceeds.

Changes in natural gas, NGL and condensate prices and the terms of our contracts have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the volumes from our gathering and processing activities with fixed price commodity swaps. For additional information regarding our derivative activities, please read the information provided under Part II, Item 7A of our Annual Report under the caption, “Quantitative and Qualitative Disclosures about Market Risk” and Part I, Item 3 of the Quarterly Report under the caption "Quantitative and Qualitative Disclosures about Market Risk".

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

Our Credit Facility

On September 5, 2014, we entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a maximum borrowing equal to $500.0 million, with the ability to further increase the borrowing capacity subject to lender approval. The Credit Agreement contains certain financial covenants, including i) the requirement that our indebtedness not exceed 4.75 times adjusted consolidated EBITDA (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted Consolidated EBITDA), and ii) a minimum interest coverage ratio test (not less than 2.50). The financial covenants in our Credit Agreement may limit the amount available to us for borrowing to less than $500.0 million. We can elect to have loans under our Credit Agreement bear interest either at a Eurodollar-based rate plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a maximum commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.

Our obligations under the Credit Agreement are secured by a first mortgage in favor of the lenders in our real property. Advances made under the Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the new credit facility include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2019.

The Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

As of March 31, 2015 our consolidated total leverage was 4.97 and our interest coverage ratio was 11.06, which were in compliance with the consolidated total leverage ratio and interest coverage ratio tests in accordance with the financial covenants required in the Credit Agreement. As of March 31, 2015, we had approximately $386.9 million of outstanding borrowings under the Credit Agreement.

At March 31, 2015 and December 31, 2014, letters of credit outstanding under the Credit Agreement were $5.1 million and $1.6 million, respectively.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. Our working capital deficit was $9.9 million at March 31, 2015.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	Three months ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$9,102	$3,554
Investing activities	(28,656)	(108,702)
Financing activities	19,055	106,777

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Activities. Net cash provided by operating activities was $9.1 million for the three months ended March 31, 2015 compared to $3.6 million for the three months ended March 31, 2014. Net cash provided by operating activities for the three months ended March 31, 2015 increased by $5.5 million period over period primarily due to i) increased gross margin of $10.7 million, and ii) an increase in the change in operating assets and liabilities of $1.9 million; offset by increases in direct operating expenses and selling, general and administrative expenses of $4.9 million and $1.3 million, respectively, related to costs incurred to manage and integrate our acquisitions and support our continued growth.

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

Investing Activities. Net cash used in investing activities was $28.7 million for the three months ended March 31, 2015 compared to $108.7 million for the three months ended March 31, 2014. Cash used in investing activities for the three months ended March 31, 2015 decreased by $80.0 million period over period primarily due to lower cash used for acquisitions of $111.1 million; offset by higher capital expenditures of $35.0 million primarily related to the Lavaca and Bakken Systems.

Financing Activities. Net cash provided by financing activities was $19.1 million for the three months ended March 31, 2015 compared to $106.8 million for the three months ended March 31, 2014. Cash provided by financing activities for the three months ended March 31, 2015 decreased by $87.7 million period over period primarily due to i) lower proceeds from the issuance of common units to the public of $87.1 million, ii) lower proceeds from issuance of non-public equity units of $10.0 million, and iii) an increase in unit holder distributions of $6.8 million; partially offset by an increase of $19.0 million in net borrowings from our credit facility.

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

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the three months ended March 31, 2015, capital expenditures totaled $38.9 million including expansion capital expenditures of $37.3 million, maintenance capital expenditures of $1.1 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $0.5 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our partnership agreement.

Integrity Management

Certain operating assets require an ongoing integrity management program under regulations of the U.S. Department of Transportation, or DOT. These regulations require transportation pipeline operators to implement continuous integrity management programs over a seven-year cycle. Our total program addresses approximately 93 high consequence areas that require on-going testing pursuant to DOT regulations. Over the course of the seven-year cycle, we expect to incur approximately $6.0 million in integrity management testing expenses.

Distributions

We intend to pay a quarterly distribution though we do not have a legal obligation to make distributions except as provided in our Partnership agreement.

On April 23, 2015, we announced distribution of $0.4725 per unit for the quarter ended March 31, 2015, or $1.89 per unit on an annualized basis, payable on May 15, 2015 to unitholders of record on May 7, 2015.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed on March 10, 2015.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance amends the requirements for reporting discontinued operations and requires expanded disclosures for individually significant components of an entity that either have been disposed of or are classified as held for sale, but do not qualify for discontinued operations reporting. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014 and is applied prospectively. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. We adopted the update early as of April 1, 2014 and the update did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The FASB voted to propose a deferral of the effective date by one year, but to permit entities to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and impact this standard will have on our condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This guidance amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the potential impact this standard will have on our condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods therein, and is applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. At March 31, 2015, the Partnership had $10.5 million of deferred financing costs included in Other assets, net which would be reclassified as a reduction of long-term debt under the updated guidance.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260).  This guidance clarifies the process for updating historical earnings per unit disclosures when a drop-down transaction occurs between entities under common control.  Pursuant to the amendment, the previously reported earnings per unit measure presented in the historical financial statements would not change as a result of the dropdown transaction.  ASU 2015-06 is effective for annual reporting periods beginning after December 15, 2015, and for interim periods within those fiscal years.  Early adoption is permitted.  The Partnership has evaluated this guidance and determined it is consistent with our policy and historical presentation of earnings per unit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The following should be read in conjunction with the information provided in Part II, Item 7A of our Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk". We enter into derivative agreements to hedge exposure to commodity prices associated with natural gas, NGLs, and crude oil. We are exposed to non-performance by our counterparties on our open derivative contracts. We do not expect such non-performance because our contracts are with major financial institutions with investment grade credit ratings. We did not post collateral under any of these contracts, as they are secured under the Credit Agreement. We account for our derivative activities whereby each derivative instrument is recorded on the balance sheet as either an asset or liability measured at fair value. Refer to Note 7 "Derivatives" for further details.

As of March 31, 2015, approximately 14 percent of our exposure to NGL prices was hedged through the end of 2015. Subsequent to the end of the first quarter, we entered into additional derivative contracts and approximately 36 percent of our exposure to NGL prices in 2015 is hedged currently, excluding ethane.

The table below sets forth certain information regarding the financial instruments used to hedge our commodity price risk as of March 31, 2015:

Commodity	Instrument	Volumes (a)	Weighted Average Price	Period	Fair value at March 31, 2015 (in thousands)
NGLs (gal)	Swaps	(2,730,000)	$0.64	Apr 2015 - Dec 2015	$294

(a)	Contracted and notional volumes represented as a net short financial position by instrument.

Interest Rate Risk

During the three months ended March 31, 2015, we had exposure to changes in interest rates on our indebtedness associated with our credit facility. During the second quarter of 2013, we entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting the cash flows related to $100.0 million of our long-term variable rate debt into fixed rate cash flows.

The credit markets have continued to experience historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will begin to tighten, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $1.0 million for the three months ended March 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the management of our General Partner, including our General Partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Due to the material weakness in internal control over financial reporting described below, our Certifying Officers have concluded our disclosure controls and procedures are ineffective as of March 31, 2015.

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

Remediation plan for spreadsheet deficiencies

With respect to the identified material weakness, we are developing specific guidance describing the level of reviews to be performed on our key spreadsheets used in the preparation and analysis of accounting and financial information, including validating inputs, assumptions and formulas.  We will also continue to focus on continuing education for our current accounting and finance staff.

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

The management of our General Partner evaluated, with the participation of the Certifying Officers, the effectiveness of our Disclosure Controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2015, the end of the period covered by this report, our Disclosure Controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about material risks related to our business, financial conditions and results of operations for the quarter ended March 31, 2015, does not materially differ from those set out in Part I, Item 1A of our Annual Report.

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

3.6
Amendment No. 4 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated March 30, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on March 30, 2015).

3.7	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.8
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.9
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

10.1
Series A-2 Convertible Preferred Unit Purchase Agreement dated March 30, 2015 by and between American Midstream Partners, LP and Magnolia Infrastructure Partners, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on March 30, 2015).

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: May 11, 2015

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

3.6
Amendment No. 4 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated March 30, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on March 30, 2015).

3.7	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.8
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.9
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

10.1
Series A-2 Convertible Preferred Unit Purchase Agreement dated March 30, 2015 by and between American Midstream Partners, LP and Magnolia Infrastructure Partners, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on March 30, 2015).

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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