Form 10-Q
period 2015-06-30
American Midstream Partners, LP
filed 2015-08-10
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
There were 22,762,504 common units, 8,682,271 Series A Units and 1,301,282 Series B Units of American Midstream Partners, LP outstanding as of August 7, 2015. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

		Page
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	7
	Condensed Consolidated Statements of Changes in Partners' Capital and Noncontrolling Interest as of and for the six months ended June 30, 2015 and 2014 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Cautionary Statement About Forward-Looking Statements	29
	Overview	30
	Recent Developments	30
	Subsequent Event	32
	Our Operations	32
	How We Evaluate Our Operations	35
	General Trends and Outlook	38
	Liquidity and Capital Resources	45
	Critical Accounting Policies	48
	Recent Accounting Pronouncements	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION		51

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 6.	Exhibits	53

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$348	$499
Accounts receivable	6,263	4,924
Unbilled revenue	18,655	24,619
Risk management assets	1,155	688
Other current assets	8,134	15,554
Current deferred tax assets	5,504	3,086
Total current assets	40,059	49,370
Property, plant and equipment, net	622,590	582,182
Goodwill	134,853	142,236
Intangible assets, net	103,228	106,306
Investment in unconsolidated affiliates	21,935	22,252
Other assets, net	13,982	14,298
Total assets	$936,647	$916,644
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$15,957	$20,326
Accrued gas purchases	9,617	14,326
Accrued expenses and other current liabilities	18,557	25,800
Current portion of long-term debt	737	2,908
Risk management liabilities	69	215
Total current liabilities	44,937	63,575
Asset retirement obligations	35,048	34,645
Other liabilities	287	126
Long-term debt	387,100	372,950
Deferred tax liabilities	11,087	8,199
Total liabilities	478,459	479,495
Commitments and contingencies (See Note 16)
Convertible preferred units
Series A convertible preferred units (8,682 thousand and 5,745 thousand units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	160,373	107,965
Equity and partners' capital
General Partner Interests (411 thousand and 392 thousand units issued and outstanding as of June 30, 2015 and December 31, 2014)	(5,218)	(2,450)
Limited Partner Interests (22,757 thousand and 22,670 thousand units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	265,319	294,695
Series B convertible units (1,301 thousand and 1,255 thousand units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	33,053	32,220
Accumulated other comprehensive income (loss)	(32)	2
Total partners’ capital	293,122	324,467

Noncontrolling interests	4,693	4,717
Total equity and partners' capital	297,815	329,184
Total liabilities, equity and partners' capital	$936,647	$916,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$67,198	$77,873	$131,660	$158,241
Gain (loss) on commodity derivatives, net	311	(193)	458	(323)
Total revenue	67,509	77,680	132,118	157,918
Operating expenses:
Purchases of natural gas, NGLs and condensate	33,334	53,818	62,311	109,039
Direct operating expenses	13,967	11,044	27,834	20,005
Selling, general and administrative expenses	5,571	5,637	12,506	11,230
Equity compensation expense	550	435	2,248	795
Depreciation, amortization and accretion expense	9,250	6,012	18,939	13,644
Total operating expenses	62,672	76,946	123,838	154,713
Gain (loss) on sale of assets, net	(2,970)	—	(2,978)	(21)
Operating income (loss)	1,867	734	5,302	3,184
Other income (expense):
Interest expense	(3,556)	(1,680)	(6,166)	(3,583)
Earnings in unconsolidated affiliates	4	—	171	—
Net income (loss) before income tax (expense) benefit	(1,685)	(946)	(693)	(399)
Income tax (expense) benefit	(317)	(149)	(473)	(138)
Net income (loss) from continuing operations	(2,002)	(1,095)	(1,166)	(537)
Income (loss) from discontinued operations, net of tax	(31)	(506)	(26)	(556)
Net income (loss)	(2,033)	(1,601)	(1,192)	(1,093)
Net income (loss) attributable to noncontrolling interests	32	66	46	174
Net income (loss) attributable to the Partnership	$(2,065)	$(1,667)	$(1,238)	$(1,267)

General Partner's Interest in net income (loss)	$(25)	$(22)	$(14)	$(15)
Limited Partners' Interest in net income (loss)	$(2,040)	$(1,645)	$(1,224)	$(1,252)

Distribution declared per common unit (a)	$0.4725	$0.4625	$0.9450	$0.9150
Limited partners' net income (loss) per common unit (See Note 4 and Note 13):
Basic and diluted:
Income (loss) from continuing operations	$(0.35)	$(0.55)	$(0.53)	$(0.92)
Income (loss) from discontinued operations	—	(0.04)	—	(0.05)
Net income (loss)	$(0.35)	$(0.59)	$(0.53)	$(0.97)
Weighted average number of common units outstanding:
Basic and diluted	22,757	11,139	22,730	10,496

(a) Distributions declared and paid during the three and six months ended June 30, 2015 and 2014 related to prior periods' earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(2,033)	$(1,601)	$(1,192)	$(1,093)
Unrealized gain (loss) on postretirement benefit plan assets and liabilities	(23)	10	(34)	46
Comprehensive income (loss)	(2,056)	(1,591)	(1,226)	(1,047)
Less: Comprehensive income (loss) attributable to noncontrolling interests	32	66	46	174
Comprehensive income (loss) attributable to Partnership	$(2,088)	$(1,657)	$(1,272)	$(1,221)
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Partners’ Capital
and Noncontrolling Interest
(Unaudited, in thousands)

	General Partner Interest	Limited Partner Interest	Series B Convertible Units	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interest
Balances at December 31, 2013	$2,696	$71,039	$—	$104	$73,839	$4,628
Net income (loss)	(15)	(1,252)	—	—	(1,267)	174
Issuance of common units to public, net of offering costs	—	86,904	—	—	86,904	—
Issuance of Series B units	—	—	31,052	—	31,052	—
Unitholder contributions	1,276	—	—	—	1,276	—
Unitholder distributions	(1,192)	(18,093)	—	—	(19,285)	—
Issuance and exercise of warrant	(7,164)	7,164	—	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	—	(226)
Acquisitions of noncontrolling interests	—	21	—	—	21	(29)
LTIP vesting	(511)	639	—	—	128	—
Tax netting repurchase	—	(151)	—	—	(151)	—
Equity compensation expense	698	—	—	—	698	—
Other comprehensive loss	—	—	—	46	46	—
Balances at June 30, 2014	$(4,212)	$146,271	$31,052	$150	$173,261	$4,547

Balances at December 31, 2014	$(2,450)	$294,695	$32,220	$2	$324,467	$4,717
Net income (loss)	(14)	(1,224)	—	—	(1,238)	46
Issuance of Series B units	—	—	833	—	833	—
Unitholder contributions	376	—	—	—	376	—
Unitholder distributions	(3,004)	(29,800)	—	—	(32,804)	—
Net distributions to noncontrolling interests	—	—	—	—	—	(70)
LTIP vesting	(2,178)	2,373	—	—	195	—
LTIP tax netting unit repurchase	—	(725)	—	—	(725)	—
Equity based compensation	2,052	—	—	—	2,052	—
Other comprehensive income	—	—	—	(34)	(34)	—
Balances at June 30, 2015	$(5,218)	$265,319	$33,053	$(32)	$293,122	$4,693
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,192)	$(1,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	18,939	13,644
Amortization of deferred financing costs	667	847
Amortization of weather derivative premium	475	554
Unrealized (gain) loss on commodity derivatives, net	(213)	113
Non-cash compensation	2,294	730
Postretirement expense (benefit)	18	(23)
(Gain) loss on sale of assets, net	2,978	106
Loss on impairment of noncurrent assets held for sale	—	673
Deferred tax expense (benefit)	457	(161)
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed:
Accounts receivable	(1,331)	(556)
Unbilled revenue	5,964	(2,083)
Risk management assets and liabilities	(875)	(965)
Other current assets	1,041	1,547
Other assets, net	37	22
Accounts payable	6,200	(851)
Accrued gas purchases	(4,709)	(188)
Accrued expenses and other current liabilities	(1,293)	680
Asset retirement obligations	—	(623)
Other liabilities	163	38
Net cash provided by operating activities	29,620	12,411
Cash flows from investing activities
Cost of acquisitions, net of cash acquired	7,383	(110,909)
Additions to property, plant and equipment	(79,734)	(13,229)
Proceeds from disposals of property, plant and equipment	3,876	6,202
Investment in unconsolidated affiliate	(626)	—
Return of capital from unconsolidated affiliate	1,329	—
Restricted cash	6,475	—
Net cash used in investing activities	(61,297)	(117,936)
Cash flows from financing activities
Proceeds from issuance of common units to public, net of offering costs	(348)	86,904
Unitholder contributions	330	1,276
Unitholder distributions	(24,364)	(13,793)
Issuance of Series A Units	45,000	—
Issuance of Series B Units	—	30,000
Acquisition of noncontrolling interests	—	(8)
Net distributions to noncontrolling interests	(70)	(226)
LTIP tax netting unit repurchase	(725)	(151)
Payment of deferred financing costs	(276)	(154)

Payments on other debt	(2,171)	(1,644)
Borrowings on other debt	—	170
Payments on long-term debt	(123,650)	(75,220)
Borrowings on long-term debt	137,800	80,985
Net cash provided by financing activities	31,526	108,139
Net increase (decrease) in cash and cash equivalents	(151)	2,614
Cash and cash equivalents
Beginning of period	499	393
End of period	$348	$3,007
Supplemental cash flow information
Interest payments, net	$5,572	$2,718
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$(16,897)	$9,501
Accrued paid in-kind unitholder distributions for Series A Units	7,607	5,760
In-kind unitholder distributions for Series B Units	833	1,052
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

Nature of Business

We are engaged in the business of gathering, treating, processing, and transporting natural gas, fractionating NGLs, transporting oil and storing specialty chemical products through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, four marine terminal sites, three interstate pipelines, five intrastate pipelines and one oil pipeline. We also own a 66.7% non-operating interest in Main Pass Oil Gathering, LP ("MPOG"), a crude oil gathering and processing system, a 50% undivided, non-operating interest in the Burns Point Plant, a natural gas processing plant, and a 46% non-operated interest in Mesquite, an off-spec condensate fractionation project. Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Maryland, Mississippi, North Dakota, Tennessee and Texas, provide critical infrastructure that links producers of natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate more than 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.7 million barrels of storage capacity across four marine terminal sites.

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

Our financial results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) filed with the Securities and Exchange Commission (the "SEC") on March 10, 2015.

Consolidation Policy

The accompanying condensed consolidated financial statements include accounts of American Midstream Partners, LP, and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements. We hold a 50% undivided interest in the Burns Point natural gas processing plant in which we are responsible for our proportionate share of the costs and expenses of the facility. Our condensed consolidated financial statements reflect our proportionate share of the revenues, expenses, assets and liabilities of this undivided interest. As of June 30, 2015, we also hold a 92.2% undivided interest in the Chatom Processing and Fractionation facility (the "Chatom System"). Our condensed consolidated financial statements reflect the accounts of the Chatom System and the interests in the Chatom System held by non-affiliated working interest owners are reflected as noncontrolling interests in the Partnership's condensed consolidated financial statements.

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

2. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, as a result of the FASB's recent decision to defer the effective date by one year. We are currently evaluating the method of adoption and impact this standard will have on our condensed consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods therein, and is applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. Given the Partnership's debt issuance costs relate to its revolving debt Credit Facility, the Partnership does not anticipate this standard to alter its current accounting for such costs.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260).  This guidance clarifies the process for updating historical earnings per unit disclosures when a drop-down transaction occurs between entities under common control.  Pursuant to the amendment, the previously reported earnings per unit measure presented in the historical financial statements would not change as a result of the drop-down transaction.  ASU 2015-06 is effective for annual reporting periods beginning after December 15, 2015, and for interim periods within those fiscal years.  Early adoption is permitted.  The Partnership has evaluated this guidance and determined it is consistent with our policy and historical presentation of earnings per unit.

3. Acquisitions and Divestitures

Costar Acquisition

On October 14, 2014, the Partnership acquired 100% of the membership interests of Costar Midstream, L.L.C. ("Costar") from Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC, in exchange for $258.0 million in cash and 6.9 million of the Partnership's common units representing Limited Partner interests, or common units (the "Costar Acquisition"). Costar is an onshore gathering and processing company with its primary gathering, processing, fractionation, and off-spec condensate treating and stabilization assets in East Texas and the Permian basin, with a significant crude oil gathering system project under development in the Bakken oil play.

The Costar Acquisition was accounted for using the acquisition method of accounting and as a result, the aggregate purchase price was allocated to the assets acquired, liabilities assumed and a noncontrolling interest in a Costar subsidiary based on their respective fair values as of the acquisition date. The excess of the aggregate purchase price over the fair values of the assets acquired, liabilities assumed and the noncontrolling interest was classified as goodwill, which is attributable to future prospective customer agreements expected to be obtained as a result of the acquisition. The operating systems acquired have been included in the Partnership’s Gathering and Processing segment from the acquisition date.

During the first quarter of 2015, we reached an agreement on certain working capital matters with the Costar sellers, resulting in a decrease to goodwill of $0.2 million.

In the second quarter of 2015, we reached an agreement with the Costar sellers regarding certain capital expenditures that we have incurred, or will incur, that were not known at the time of closing, which resulted in a decrease to goodwill and cash consideration transferred of $7.2 million.

The following table summarizes the fair value of consideration transferred to acquire Costar and the allocation of that amount to the assets acquired, liabilities assumed and the noncontrolling interest based upon their respective fair values as of the acquisition date (in thousands).

Fair value of consideration transferred:
Cash	$258,001
Limited partner common units	147,296
Total fair value of consideration	$405,297

Fair Value of assets acquired, liabilities assumed and noncontrolling interest:
Working capital	$8,152
Property, plant and equipment:
Processing plants	$48,357
Pipelines	128,799
Land	1,244
Buildings	682
Equipment	9,827
Construction in progress	16,146
Total property, plant and equipment	205,055
Investment in unconsolidated affiliate	11,884
Intangible assets:
Customer relationships	53,400
Dedicated acreage	32,000
Goodwill	95,025
Noncontrolling interest	(219)
$405,297

The fair value of the common units of $147.3 million differs from the amount determined using the market price of such units on the date of the acquisition as a result of restrictions which require the sellers to hold the units for specified periods of time. The fair value of Limited Partner common units issued in the transaction was determined using an option pricing model and the following key assumptions: i) the closing unit market price on the day of the acquisition, ii) the contractual holding periods, iii) historical unit price volatility for the Partnership and its peers, and iv) a risk-free rate of return.

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

For the three and six months ended June 30, 2015, Costar contributed revenue of $24.2 million and $45.6 million, respectively, and net income of $0.6 million and $1.8 million, respectively, attributable to the Partnership's Gathering and Processing segment.

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

For the three and six months ended June 30, 2015, Lavaca contributed revenue of $5.9 million and $11.9 million, respectively, and net income of $2.3 million and $4.5 million, respectively, attributable to the Partnership's Gathering and Processing segment. For the three and six months ended June 30, 2014, Lavaca contributed revenue of $3.7 million and $6.0 million, respectively, and net income of $0.6 million and $2.2 million, respectively, attributable to the Partnership's Gathering and Processing segment.

Other Acquisitions

Investment in Unconsolidated Affiliates

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

For three and six months ended June 30, 2015, the Partnership recorded less than $0.1 million and $0.2 million, respectively, in earnings from MPOG. The Partnership received cash distributions of $0.5 million and $1.5 million for the three and six months ended June 30, 2015, respectively. The excess of the cash distributions received over the earnings recorded from MPOG is classified as a return of capital within the investing section of our consolidated statement of cash flows.

Williams Pipeline Acquisition

In the first quarter of 2014, the Partnership acquired natural gas pipeline facilities that are contiguous to and connect with our High Point System in our Transmission segment located in offshore Louisiana from Transcontinental Gas Pipe Line Company, LLC, a subsidiary of Williams Partners, LP. for $6.5 million in cash. The acquisition was subject to FERC approval of the seller's application to abandon by sale to us the pipeline facilities and to permit the facilities to serve a gathering function, exempt from FERC's jurisdiction. The FERC granted approval of the application during the first quarter of 2014, and the purchase and sale agreement closed on March 14, 2014. The purchase price was allocated to pipelines using the income approach which required certain Level 3 inputs.

Divestitures

On June 1, 2015, the Partnership disposed of certain non-strategic off-shore transmission assets in Louisiana with a net book value of $3.0 million for nominal proceeds, resulting in a non-cash loss on disposal of $3.0 million.

On March 31, 2014, the Partnership completed the sale of certain gathering and processing assets in Madison County, Texas. We received $6.1 million in cash proceeds related to the sale, which approximated its net book value.

4. Discontinued Operations

The Partnership continues to classify the terminal asset in Salisbury, Maryland as held for sale as we are continuing negotiations for the sale of those assets, contingent upon the purchaser’s completion of due diligence. The net book value of the assets and liabilities attributable to the terminal asset comprise less than $0.1 million of Other current assets, $1.2 million of Other assets, net, and less than $0.1 million of Accrued expenses and other current liabilities as of June 30, 2015 and December 31, 2014.

We have classified these assets as discontinued operations within our condensed consolidated statement of operations. Accordingly, we reclassified the disposal group's results of operations from our results of continuing operations to Income (loss) from discontinued operations, net of tax in our accompanying condensed consolidated statement of operations for all periods presented. We elected not to present separately the operating, investing and financing cash flows related to the disposal groups in our accompanying condensed consolidated statement of cash flows as this activity was immaterial for all periods presented. The following table presents the revenue, expense and gain (loss) from operations of disposal groups associated with the assets classified as held for sale for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$10	$212	$74	$449
Expense	(61)	(268)	(116)	(545)
Loss on impairment of property, plant and equipment	—	(673)	—	(673)
Loss on sale of assets	—	(65)	—	(87)
Income tax benefit	20	288	16	300
Income (loss) from operations of disposal groups, net of tax	$(31)	$(506)	$(26)	$(556)
Limited partners' net income (loss) per unit from discontinued operations (basic and diluted)	$—	$(0.04)	$—	$(0.05)

5. Concentration of Credit Risk and Trade Accounts Receivable

Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Maryland, Mississippi, North Dakota, Tennessee and Texas, provide critical infrastructure that links customers of natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets.  As a result of recent acquisitions and geographic diversification, we have reduced the concentration of trade receivable balances due from these customer groups, and as such reduced the concentration which may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors. We maintain allowances for potentially uncollectible accounts receivable; however, for the three and six months ended June 30, 2015 and 2014, no allowances on or significant write-offs of accounts receivable were recorded.

During the three and six months ended June 30, 2015, no individual customer accounted for 10% or more of the Partnership's consolidated revenue.

6. Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid insurance	$1,922	$4,162
Restricted cash	—	6,475
Other current assets	6,212	4,917
	$8,134	$15,554

Restricted cash of $6.5 million as of December 31, 2014 consisted of a cash-backed letter of credit related to Costar operations that the Partnership was contractually obligated to maintain after the Costar Acquisition. The Partnership was released from this obligation in January 2015. Other current assets primarily consist of natural gas imbalances and amounts due from related parties.

7. Derivatives

Commodity Derivatives

To minimize the effect of commodity price changes and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management's view of future commodity prices, economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price declines while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our General Partner. Currently, our commodity derivatives are in the form of swaps. As of June 30, 2015, the aggregate notional volume of our commodity derivatives was 4.3 million gallons of NGLs, natural gasoline, and crude oil equivalent.

We enter into commodity contracts with multiple counterparties, and in some cases, may be required to post collateral with our counterparties in connection with our derivative positions. As of June 30, 2015, we were not required to post collateral with any counterparty. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place that permit us to offset our commodity derivative asset and liability positions with our counterparties.

We did not designate any of our commodity derivatives as hedges for accounting purposes. As a result, our commodity derivatives are accounted for at fair value in our condensed consolidated balance sheets with changes in fair value recognized currently in earnings.

Interest Rate Swap

We entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows. As of June 30, 2015, the notional amount of our interest rate swap was $100.0 million. The interest rate swap was entered into with a single counterparty and we were not required to post collateral. The interest rate swap expired August 1, 2015.

Weather Derivative

In the second quarter of 2015, we entered into a weather derivative to mitigate the impact of potential unfavorable weather to our operations under which we could receive payments totaling up to $10.0 million in the event that a hurricane or hurricanes of certain strength pass through the area as identified in the derivative agreement. The weather derivatives are accounted for using the intrinsic value method, under which the fair value of the contract was zero and any amounts received are recognized as gains during the period received. The weather derivatives were entered into with a single counterparty, and we were not required to post collateral.

We paid premiums of $0.9 million in 2015, which are recorded as current Risk management assets on our condensed consolidated balance sheet and are being amortized to Direct operating expenses on a straight-line basis over the term of the contract of one year. Unamortized amounts associated with the weather derivatives were approximately $0.8 million as of June 30, 2015.
As of June 30, 2015 and December 31, 2014, the value associated with our commodity derivatives, interest rate swap, and weather derivative were recorded in our condensed consolidated balance sheets, under the captions as follows (in thousands):

	Gross Risk Management Assets		Gross Risk Management Liabilities		Net Risk Management Assets (Liabilities)
Balance Sheet Classification	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Current	$1,155	$688	$—	$—	$1,155	$688
Noncurrent	—	—	—	—	—	—
Total assets	$1,155	$688	$—	$—	$1,155	$688

Current	$—	$—	$(69)	$(215)	$(69)	$(215)
Noncurrent	—	—	—	—	—	—
Total liabilities	$—	$—	$(69)	$(215)	$(69)	$(215)

For the three and six months ended June 30, 2015 and 2014, respectively, the realized and unrealized gains (losses) associated with our commodity derivatives, interest rate swap instrument and weather derivative were recorded in our condensed consolidated statements of operations, under the captions as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	Gain (loss) on derivatives		Gain (loss) on derivatives
Statement of Operations Classification	Realized	Unrealized	Realized	Unrealized
2015
Gain (loss) on commodity derivatives, net	$252	$59	$391	$67
Interest expense	(101)	98	(203)	146
Direct operating expenses	(234)	—	(475)	—
Total	$(83)	$157	$(287)	$213
2014
Gain (loss) on commodity derivatives, net	$(80)	$(113)	$(182)	$(141)
Interest expense	(109)	38	(213)	28
Direct operating expenses	(269)	—	(553)	—
Total	$(458)	$(75)	$(948)	$(113)

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

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period in which the transfer occurred. There were no such transfers for the six months ended June 30, 2015 and 2014.

Fair Value of Financial Instruments

The following table sets forth by level within the fair value hierarchy, our commodity derivative instruments and interest rate swap, included as part of Risk management assets and Risk management liabilities within our condensed consolidated balance sheets, that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value of the Asset (Liability)
		Level 1	Level 2	Level 3	Total
Commodity derivative instruments, net
June 30, 2015	$353	$—	$353	$—	$353
December 31, 2014	286	—	286	—	286
Interest rate swap
June 30, 2015	$(69)	$—	$(69)	$—	$(69)
December 31, 2014	(215)	—	(215)	—	(215)

The unamortized portion of the premium paid to enter the weather derivative described in Note 7 "Derivatives" is included within Risk management assets on our condensed consolidated balance sheet but is not included as part of the above table as it is recorded at amortized carrying cost, not fair value.

9. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Useful Life (in years)	June 30, 2015	December 31, 2014
Land	N/A	$5,282	$5,282
Construction in progress	N/A	90,085	77,550
Base gas	N/A	1,108	1,108
Buildings and improvements	4 to 40	9,708	6,855
Processing and treating plants	8 to 40	81,404	80,837
Pipelines	3 to 40	479,749	451,341
Compressors	4 to 20	30,506	24,548
Dock	20 to 40	8,105	8,072
Tanks, truck rack and piping	20 to 40	32,826	30,079
Equipment	8 to 20	9,474	8,855
Computer software	5	3,856	3,490
Total property, plant and equipment		752,103	698,017
Accumulated depreciation		(129,513)	(115,835)
Property, plant and equipment, net		$622,590	$582,182

Of the gross property, plant and equipment balances at June 30, 2015 and December 31, 2014, $104.4 million and $101.9 million, respectively, were related to AlaTenn, Midla and HPGT, our FERC regulated interstate and intrastate assets.

Capitalized interest was $0.5 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

Depreciation expense was $7.6 million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively, and $15.5 million and $11.1 million for the six months ended June 30, 2015 and 2014, respectively.

10. Goodwill and Intangible Assets, Net

The carrying value of goodwill as of June 30, 2015 and December 31, 2014, was $134.9 million and $142.2 million, respectively. See Note 3 "Acquisitions and Divestitures" for discussion regarding the change in goodwill from December 31, 2014 to June 30, 2015. Goodwill as of June 30, 2015 consisted of $118.6 million and $16.3 million related to our Gathering and Processing and Terminal segments, respectively. Goodwill as of December 31, 2014 consisted of $125.9 million and $16.3 million related to our Gathering and Processing and Terminal segments, respectively.

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

	June 30,	December 31,
	2015	2014
Gross carrying amount:
Customer contracts	$12,101	$12,101
Customer relationships	53,400	53,400
Dedicated acreage	53,350	53,350
	$118,851	$118,851
Accumulated amortization:
Customer contracts	$(12,013)	$(11,110)
Customer relationships	(1,815)	(553)
Dedicated acreage	(1,795)	(882)
	$(15,623)	$(12,545)
Net carrying amount:
Customer contracts	$88	$991
Customer relationships	51,585	52,847
Dedicated acreage	51,555	52,468
	$103,228	$106,306

Amortization expense on our intangible assets totaled $1.5 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accrued capital expenditures	$8,225	$17,134
Accrued expenses	5,587	7,036
Gas imbalances payable	895	1,069
Other	3,850	561
	$18,557	$25,800

12. Debt Obligations

Our outstanding borrowings under the credit facility were (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility	$387,100	$372,950
Other debt	737	2,908
Total debt	387,837	375,858
Less: current portion	737	2,908
Long-term debt	$387,100	$372,950

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

For the six months ended June 30, 2015 and 2014, the weighted average interest rate on borrowings under the Credit Agreement was approximately 3.90% and 4.18%, respectively.

As of June 30, 2015, our consolidated total leverage was 5.00 and our interest coverage ratio was 8.48, which were in compliance with the consolidated total leverage ratio and interest coverage ratio tests in accordance with the financial covenants required in the Credit Agreement. At June 30, 2015 and December 31, 2014, letters of credit outstanding under the Credit Agreement were $1.6 million.

Other debt

Other debt represents insurance premium financing in the original amount of $3.3 million bearing interest at 3.95% per annum, which is repayable in equal monthly installments of approximately $0.4 million through the third quarter of 2015.

13. Partners’ Capital and Convertible Preferred Units

Our capital accounts are comprised of approximately 1.2% notional general partner interests and 98.8% limited partner interests. Our limited partners have limited rights of ownership as provided for under our partnership agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are non-voting limited partner rights held by our General Partner.

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

Series A-2 Units

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued, in separate private placements, newly-designated Series A-2 Units (the “Series A-2 Units”) representing limited partnership interests in the Partnership. As a result, the Partnership issued a total of 2,571,430 Series A-2 Units for approximately $45.0 million in aggregate proceeds during the six months ended. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A Units (such previously existing Series A Units now referred to as the "Series A-1 Units" and, together with the Series A-2 Units, the "Series A Units"), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the board of directors of our General Partner. The board of directors of our General Partner has, to date, elected to pay Series A distributions using paid-in-kind Series A Units.

On July 27, 2015, we entered into the Fifth Amendment (the “Fifth Amendment”) to our partnership agreement. The Fifth Amendment grants us the right (the “Call Right”) to require the holders of the Series A-2 Units (the “Series A-2 Holders”) to sell, assign and transfer all or a portion of the then outstanding Series A-2 Units to us for a purchase price of $17.50 per Series A-2 Unit (subject to appropriate adjustment for any equity distribution, subdivision or combination of equity interests in the Partnership). We may exercise the Call Right at any time after January 1, 2016, in connection with our or our affiliate’s acquisition of assets or equity from ArcLightEnergy Partners Fund V, L.P., or one of its affiliates, for a purchase price in excess of $100 million. We may not exercise the Call Right with respect to any Series A-2 Units that a Series A-2 Holder has elected to convert into common units on or prior to the date we have provided notice of our intent to exercise the Call Right, and may not exercise the Call Right if doing so would result in a default under any of our or our affiliates’ financing agreements or obligations.

Equity Offerings

On January 29, 2014, the Partnership and certain of its affiliates entered into an underwriting agreement with Barclays Capital Inc. and UBS Securities LLC (the “Underwriters”), providing for the issuance and sale by the Partnership, and the purchase by the Underwriters, of 3,400,000 Limited Partner common units representing limited partner interests in the Partnership at a price to the public of $26.75 per common unit. The Partnership used the net proceeds of $86.9 million to fund a portion of the Lavaca Acquisition.

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

Equity Outstanding

The number of units outstanding as of June 30, 2015 and December 31, 2014, respectively, were as follows (in thousands):

	June 30, 2015	December 31, 2014
Series A convertible preferred units	8,682	5,745
Series B convertible units	1,301	1,255
Limited Partner common units	22,757	22,670
General Partner units	411	392

Distributions

We made cash distributions as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Series A convertible preferred units	—	1,338	—	2,658
Limited Partner common units	10,753	5,152	21,466	10,049
General Partner units	159	76	317	148
General Partners' incentive distribution rights	1,293	527	2,581	937
	$12,205	$7,093	$24,364	$13,792

The Partnership executed a fourth amendment to its partnership agreement (the "Fourth Amendment"), which became effective March 30, 2015, related to its outstanding Series A Units. As a result of the Fourth Amendment, distributions on Series A Units will be made with paid-in-kind Series A Units, cash or a combination thereof, at the discretion of the board of directors of our General Partner, which began with the distribution for the three months ended June 30, 2014 and will continue through the distribution for the earlier of (a) the quarter ended March 31, 2016 or (b) the time in which the Series A-1 Units are converted into common units. At June 30, 2015, we have accrued $4.2 million for the paid-in-kind Series A Units. The distributions will be made in the third quarter of 2015.

Net Income (Loss) attributable to Limited Partner Common Units

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations	$(2,002)	$(1,095)	$(1,166)	$(537)
Less: Net income (loss) attributable to noncontrolling interests	32	66	46	174
Net income (loss) from continuing operations attributable to the Partnership	(2,034)	(1,161)	(1,212)	(711)
Less:
Contractual distributions on Series A Units	4,196	3,917	7,607	7,098
Declared distributions on Series B Units	413	560	833	1,052
General partner's distribution	1,452	603	2,899	1,085
General partner's share in undistributed loss	(234)	(149)	(422)	(262)
Net income (loss) from continuing operations available to limited partners	(7,861)	(6,092)	(12,129)	(9,684)
Net income (loss) from discontinued operations available to limited partners	(31)	(499)	(26)	(549)
Net income (loss) available to limited partners	$(7,892)	$(6,591)	$(12,155)	$(10,233)

Weighted average number of units used in computation of limited partners’ net (loss) income per unit (basic and diluted)	22,757	11,139	22,730	10,496

Limited partners' net loss per common unit
Basic and diluted:
Loss from continuing operations	$(0.35)	$(0.55)	$(0.53)	$(0.92)
Loss from discontinued operations	—	(0.04)	—	(0.05)
Net loss	$(0.35)	$(0.59)	$(0.53)	$(0.97)

14. Long-Term Incentive Plan

Our General Partner manages our operations and activities and employs personnel who provide support to our operations. The board of directors of our General Partner grants awards under its long-term incentive plan (“LTIP”) for its employees, consultants and directors who perform services for it or its affiliates. At June 30, 2015 and December 31, 2014, 399,832 and 688,976 units, respectively, were available for future grant under the LTIP.

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

Generally, grants issued under the LTIP vest in increments of 25% on each grant date anniversary and do not contain any vesting conditions other than continued employment requirements.

The following table summarizes changes in our unit-based awards during the six months ended June 30, 2015 indicated, in units:

	Six months ended June 30, 2015
	Units	Weighted-Average Exercise Price
Outstanding at beginning of period	201,132	$19.85
Granted	336,613	15.78
Forfeited	(8,297)	17.24
Vested	(126,897)	18.84
Outstanding at end of period	402,551	$16.82

The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our limited partner units at the grant date. Compensation costs related to these awards, including amortization, for the three months ended June 30, 2015 and 2014 were $0.6 million and $0.4 million, respectively, and for the six months ended June 30, 2015 and 2014 were $2.2 million and $0.8 million, respectively, which are classified as Equity compensation expense in our condensed consolidated statements of operations and the non-cash portion in partners’ capital on our condensed consolidated balance sheets.

The total fair value of vested units at the time of vesting was $2.3 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

Equity compensation expense related to unvested awards not yet recognized at June 30, 2015 and 2014 was $6.0 million and $3.8 million, respectively, and the weighted average period over which this cost is expected to be recognized as of June 30, 2015 is approximately 3.2 years.

15. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. However, the State of Texas imposes a margin tax upon the Partnership that is assessed annually against the taxable margin apportioned to Texas. In general, taxes on our net income are borne by our unitholders through the allocation of taxable income. However, one of our subsidiaries, American Midstream Blackwater, LLC, owns a corporate consolidated tax return group which is a separate taxable entity for U.S. federal income tax and state income tax purposes. The provision for income taxes is attributable to the activities of the taxable corporate consolidated tax return group and taxable margin apportioned to Texas.
On October 2, 2014, the Partnership received a “Notice of Beginning of Administrative Proceeding” (the “NBAP”) relating to the Internal Revenue Service (the “IRS”) commencing an audit of the Partnership’s 2012 Form 1065 federal tax return. Under IRS regulations, the Partnership was required to communicate the NBAP to all limited partners who hold less than 1% of its outstanding units ("Non-Notice Partners") within 75 days of receipt of the NBAP. The Partnership filed a Current Report on Form 8-K with the SEC on November 19, 2014, furnishing a copy of the NBAP to its Non-Notice Partners.
On June 19, 2015, the Partnership received a No Adjustments Letter (the "No Adjustments Letter") relating to the IRS audit of Partnership’s 2012 Form 1065 federal tax return. There were no adjustments proposed by the IRS for the Partnership’s 2012 Form 1065 federal tax return. The Partnership filed a Current Report on Form 8-K with the SEC on June 24, 2015, furnishing a copy of the No Adjustments Letter to its Non-Notice Partners.

Income tax expense for the three and six months ended June 30, 2015 was $0.3 million and $0.5 million, respectively, resulting in an effective tax rate of 18.8% and 68.3%, respectively. For the three and six months ended June 30, 2014, income tax expense was $0.1 million and $0.1 million, respectively, resulting in an effective tax rate of 15.8% and 34.6%, respectively.

The effective tax rates for the three and six months ended June 30, 2015 and June 30, 2014, differ from the statutory rate primarily due to the portion of the Partnership's income and loss that is not subject to U. S. federal income taxes, as well as transactions between the Partnership and its taxable subsidiary that generate tax deductions for the taxable subsidiary, which are eliminated in the consolidation of Net income (loss) before income tax (expense) benefit.

16. Commitments and Contingencies

Legal proceedings

We are not currently party to any pending litigation or governmental proceedings, other than ordinary routine litigation incidental to our business. While the ultimate impact of any proceedings cannot be predicted with certainty, our management believes that the resolution of any of our pending proceedings will not have a material adverse effect on our financial condition or results of operations.

Environmental matters

We are subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent to natural gas pipelines, NGL and crude pipelines and operations, as well as terminal operations and we could, at times, be subject to environmental cleanup and enforcement actions. We attempt to manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment.
Regulatory matters

On December 11, 2014, American Midstream (Midla), LLC ("Midla"), a subsidiary of the Partnership, filed a Stipulation and Agreement (the "Midla Agreement") which resolved all of the outstanding issues between Midla and its customers regarding its interstate pipeline that traverses Louisiana and Mississippi owned and operated by Midla. The parties involved reached agreement in order to provide continued service to Midla’s customers while addressing safety concerns with the existing pipeline.

On April 16, 2015, the FERC approved the Midla Agreement between Midla and its customers allowing Midla to retire the existing 1920s vintage pipeline and replace the existing natural gas service with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Midla-Natchez Line”) to serve existing residential, commercial, and industrial customers. Under the Midla Agreement, customers not served by the new Midla-Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service.

On June 29, 2015, the Partnership filed with the FERC for authorization to construct the Midla-Natchez pipeline. The Midla-Natchez pipeline will replace the Midla pipeline with a new, 12-inch pipeline extending approximately 50 miles from Winnsboro, Louisiana to Natchez, Mississippi. Subject to FERC approval, construction is expected to commence in the first half of 2016 with service beginning in late 2016. Under the Midla Agreement, Midla will execute long-term agreements to recover its investment in the Midla-Natchez Line.

17. Related-Party Transactions

Employees of our General Partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our General Partner to the Partnership, which, in turn, charges the appropriate subsidiary. Our General Partner does not record any profit or margin for the administrative and operational services charged to us. During the three and six months ended June 30, 2015, administrative and operational services expenses of $7.4 million and $15.0 million, respectively, were charged to us by our General Partner. During the three and six months ended June 30, 2014, administrative and operational services expenses of $5.1 million and $10.1 million, respectively, were charged to us by our General Partner. For the three and six months ended June 30, 2015, our General Partner incurred approximately $0.5 million and $0.9 million, respectively, of costs primarily associated with certain business development activities. For the three and six months ended June 30, 2014, our General Partner incurred costs primarily associated with certain business development activities in amounts equal to approximately $0.2 million and $0.7 million, respectively.

For the three and six months ended June 30, 2015, the Partnership and an affiliate of HPIP entered into arrangements under which the affiliate reimbursed the Partnership for right-of-ways purchased on the affiliate's behalf for approximately $1.1 million and $3.9 million, respectively.

During the second quarter of 2014, the Partnership and an affiliate of its General Partner entered into a Management Service Fee arrangement under which the affiliate pays a monthly fee to reimburse the Partnership for administrative expenses incurred on the affiliates' behalf. During the three and six months ended June 30, 2015, the Partnership recognized $0.4 million and $0.9 million, in management fee income, respectively, and $0.2 million during the three and six months ended June 30, 2014 that has been recorded as a reduction to Selling, general and administrative expenses.

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

The following tables set forth our segment information for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30, 2015
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$50,439	$12,423	$4,336	$67,198
Gain (loss) on commodity derivatives, net	311	—	—	311
Total revenue	50,750	12,423	4,336	67,509
Operating expenses:
Purchases of natural gas, NGL's and condensate	30,272	3,062	—	33,334
Direct operating expenses	9,130	3,253	1,584	13,967
Selling, general and administrative expenses				5,571
Equity compensation expense				550
Depreciation, amortization and accretion expense				9,250
Total operating expenses				62,672
Gain (loss) on sale of assets, net				(2,970)
Interest expense				(3,556)
Earnings in unconsolidated affiliates				4
Income tax benefit (expense)				(317)
Gain (loss) from discontinued operations, net of tax				(31)
Net income (loss)				(2,033)
Less: Net income (loss) attributable to noncontrolling interests				32
Net income (loss) attributable to the Partnership				$(2,065)

Segment gross margin (a)	$20,219	$9,333	$2,752	$32,304

	Three months ended June 30, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$50,015	$23,960	$3,898	$77,873
Gain (loss) on commodity derivatives, net	(193)	—	—	(193)
Total revenue	49,822	23,960	3,898	77,680
Operating expenses:
Purchases of natural gas, NGL's and condensate	39,238	14,580	—	53,818
Direct operating expenses	5,746	3,736	1,562	11,044
Selling, general and administrative expenses				5,637
Equity compensation expense				435
Depreciation, amortization and accretion expense				6,012
Total operating expenses				76,946
Interest expense				(1,680)
Income tax benefit (expense)				(149)
Gain (loss) from discontinued operations, net of tax				(506)
Net income (loss)				(1,601)
Less: Net income (loss) attributable to noncontrolling interests				66
Net income (loss) attributable to the Partnership				$(1,667)

Segment gross margin (a)	$10,481	$9,350	$2,336	$22,167

	Six months ended June 30, 2015
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$98,888	$24,171	$8,601	$131,660
Gain (loss) on commodity derivatives, net	458	—	—	458
Total revenue	99,346	24,171	8,601	132,118
Operating expenses:
Purchases of natural gas, NGL's and condensate	57,590	4,721	—	62,311
Direct operating expenses	18,223	6,432	3,179	27,834
Selling, general and administrative expenses				12,506
Equity compensation expense				2,248
Depreciation, amortization and accretion expense				18,939
Total operating expenses				123,838
Gain (loss) on sale of assets, net				(2,978)
Interest expense				(6,166)
Earnings in unconsolidated affiliates				171
Income tax benefit (expense)				(473)
Gain (loss) from discontinued operations, net of tax				(26)
Net income (loss)				(1,192)
Less: Net income (loss) attributable to noncontrolling interests				46
Net income (loss) attributable to the Partnership				$(1,238)

Segment gross margin (a)	$41,265	$19,394	$5,422	$66,081

	Six months ended June 30, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$101,641	$49,088	$7,512	$158,241
Gain (loss) on commodity derivatives, net	(323)	—	—	(323)
Total revenue	101,318	49,088	7,512	157,918
Operating expenses:
Purchases of natural gas, NGL's and condensate	80,359	28,680	—	109,039
Direct operating expenses	9,914	6,854	3,237	20,005
Selling, general and administrative expenses				11,230
Equity compensation expense				795
Depreciation, amortization and accretion expense				13,644
Total operating expenses				154,713
Gain (loss) on sale of assets, net				(21)
Interest expense				(3,583)
Income tax benefit (expense)				(138)
Gain (loss) from discontinued operations, net of tax				(556)
Net income (loss)				(1,093)
Less: Net income (loss) attributable to noncontrolling interests				174
Net income (loss) attributable to the Partnership				$(1,267)

Segment gross margin (a)	$20,610	$20,363	$4,275	$45,248

	June 30,	December 31,
	2015	2014
Segment assets:
Gathering and Processing	$684,359	$686,395
Transmission	128,291	132,767
Terminals	83,766	71,180
Other (b)	40,231	26,302
Total assets	$936,647	$916,644

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

19. Subsequent Events

GP Contribution

In connection with the issuance of the Series A-2 Units discussed in Note 13, the General Partner exercised its right to maintain its general partner interest at 1.3%. As a result, we received proceeds of $0.4 million from our General Partner as consideration for 21,975 additional notional general partner units in July of 2015.

Distribution

On July 23, 2015, we announced a distribution of $0.4725 per unit for the quarter ended June 30, 2015, or $1.89 per unit on an annualized basis, payable on August 14, 2015 to unitholders of record on August 5, 2015.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Examples of these risks and uncertainties, many of which are beyond our control, include, but are not limited to, the following:

•
our ability to maintain compliance with financial covenants and ratios under our credit facility, which include a maximum leverage ratio on a quarterly basis, could adversely affect our operations and our ability to pay distributions to our unitholders;

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

Overview

We are a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of gathering, treating, processing, and transporting natural gas, fractionating NGLs, transporting oil and storing specialty chemical products through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, four marine terminal sites, three interstate pipelines, five intrastate pipelines and one oil pipeline. We also own a 66.7% non-operating interest in MPOG, a crude oil gathering and processing system, a 50% undivided, non-operating interest in the Burns Point Plant, a natural gas processing plant, as well as a 46% non-operating interest in Mesquite, an off-spec condensate fractionation project. Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Maryland, Mississippi, North Dakota, Tennessee and Texas, provide critical infrastructure that links producers of natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate approximately 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.7 million barrels of storage capacity across four marine terminal sites.

Financial highlights for the three months ended June 30, 2015, include the following:

•	Gross margin increased to $32.3 million, or an increase of 45.5%, compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions;

•	Adjusted EBITDA increased to $14.5 million, or an increase of 113.2%, compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions;

•	We distributed $10.8 million to our Limited Partner common unitholders, or $0.4725 per unit; and

•
On June 30, 2015, we issued additional Series A-2 Convertible Preferred Units to Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) in a private placement for $25.0 million in aggregate proceeds.

Operational highlights for the three months ended June 30, 2015, include the following:

•
The percentage of gross margin generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts increased to 82.7% compared to 78.8% for the same period in 2014;

•	Average gross NGL production totaled 331.1 Mgal/d representing a 293.9 Mgal/d increase compared to the same period in 2014;

•	Average condensate production totaled 95.8 Mgal/d, representing a 52.8 Mgal/d increase compared to the same period in 2014;

•	Throughput attributable to the Partnership totaled 1,031.2 MMcf/d, remaining relatively consistent to the same period in 2014; and

•
Storage utilization decreased to 86.9% compared to 97.7% for the same period in 2014, as a result of an increase in total available capacity at our Harvey terminal, bringing total storage capacity at Harvey to approximately 435,000 barrels.

Recent Developments

Series A-2 Convertible Preferred Units

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued, in separate private placements, Series A-2 Units for approximately $45.0 million in aggregate proceeds. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A Units (such previously existing Series A Units now referred to as the "Series A-1 Units" and, together with the Series A-2 Units, the "Series A Units"), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the board of directors of our General Partner. The board of directors of our General Partner has, to date, elected to pay Series A distributions using paid-in-kind Series A Units.

On July 27, 2015, we entered into the Fifth Amendment (the “Fifth Amendment”) to our partnership agreement. The Fifth Amendment grants us the right (the “Call Right”) to require the holders of the Series A-2 Units (the “Series A-2 Holders”) to sell, assign and transfer all or a portion of the then outstanding Series A-2 Units to us for a purchase price of $17.50 per Series A-2 Unit (subject to appropriate adjustment for any equity distribution, subdivision or combination of equity interests in the Partnership). We may exercise the Call Right at any time after January 1, 2016, in connection with our or our affiliate’s acquisition of assets or equity from ArcLight Energy Partners Fund V, L.P., or one of its affiliates, for a purchase price in excess of $100 million. We may not exercise the Call Right with respect to any Series A-2 Units that a Series A-2 Holder has elected to convert into common units on or prior to the date we have provided notice of our intent to exercise the Call Right, and may not exercise the Call Right if doing so would result in a default under any of our or our affiliates’ financing agreements or obligations.

Changes in Commodity Prices

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $47.12 per barrel from April 1, 2015 through August 1, 2015. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.07 per MMBtu to a low of $2.48 per MMBtu from April 1, 2015 through August 1, 2015.

Fluctuations in energy prices, like the recent declines in commodity prices of oil and natural gas, can also greatly affect the development of new oil and natural gas reserves. Further declines in commodity prices of oil and natural gas could have a negative impact on exploration, development and production activity, and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets. We are unable to predict future potential movements in the market price for natural gas, oil and NGLs and thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 and the first half of 2015, this could lead to reduced profitability and may impact our liquidity and compliance with financial covenants and ratios under our credit facility, which include a maximum leverage ratio on a quarterly basis. Reduced profitability could adversely affect our operations, our ability to pay distributions to our unitholders, and may result in future potential non-cash impairments of long-lived assets, goodwill, or intangible assets.

Republic Midstream Crude Oil System

On August 5, 2014, we executed our right-of-first-offer to acquire a 50 percent interest in Republic Midstream, LLC (“Republic Midstream”) from an affiliate of ArcLight Capital Partners, LLC ("ArcLight"), which controls 95% of our General Partner. Republic Midstream, an ArcLight portfolio company, executed an agreement with Penn Virginia Corporation ("Penn Virginia") in July 2014 to construct and operate a crude oil gathering system, central delivery terminal complex, and an intermediate takeaway pipeline to serve Penn Virginia’s acreage position in the Eagle Ford Shale. As a result of weather related construction delays, the Republic System is expected to commence operations in late 2015. In accordance with the terms of the previously mentioned agreement, we expect to exercise our right to acquire 50 percent of Republic Midstream in 2016.

We currently provide construction, operations, and general management services for Republic Midstream and we expect to continue to provide such services should we exercise our option described above.

Midla Regulatory Matters

On April 16, 2015, the FERC approved the Midla Agreement between Midla and its customers allowing Midla to retire the existing 1920s vintage pipeline and replace the existing natural gas service with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Midla-Natchez Line”) to serve existing residential, commercial, and industrial customers. Under the Midla Agreement, customers not served by the new Midla-Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service.

On June 29, 2015, the Partnership filed with the FERC for authorization to construct the Midla-Natchez pipeline. The Midla-Natchez pipeline will replace the Midla pipeline with a new, 12-inch pipeline extending approximately 50 miles from Winnsboro,

Louisiana to Natchez, Mississippi. Subject to FERC approval, construction is expected to commence in the first half of 2016 with service beginning in late 2016. Under the Midla Agreement, Midla will execute long-term agreements to recover its investment in the Midla-Natchez Line.

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

High Point Lateral

In February 2015, the Partnership executed a 15-year, fee-based agreement to construct a 15-mile extension of the High Point system to serve an existing refinery customer in southeast Louisiana. Construction is expected to commence later this year with service expected to begin in early 2016.

Subsequent Events

GP Contribution

In connection with the issuance of the Series A-2 Units discussed in Note 13, we received proceeds of $0.4 million from our General Partner as consideration for 21,975 additional notional general partner units in July of 2015.

Distribution

On July 23, 2015, we announced a distribution of $0.4725 per unit for the quarter ended June 30, 2015, or $1.89 per unit on an annualized basis, payable on August 14, 2015 to unitholders of record on August 5, 2015.

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

We account for our 92.2% undivided interest in the Chatom System pursuant to Accounting Standards Codification ASC No. 810-10-65-1, Noncontrolling Interests. Under this method, revenues, expenses, gains, losses, net income or loss, and other comprehensive income are reported in our condensed consolidated financial statements at the consolidated amounts, which include the amounts attributable to the partners and the noncontrolling interests. Our condensed consolidated income statement shall separately present net income attributable to the partners and the noncontrolling interests.

Gross margin earned under fee-based and fixed-margin arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. However, a sustained decline in commodity prices could result in a decline in throughput volumes from producers and, thus, a decrease in our fee-based and fixed-margin gross margin. These arrangements provide stable cash flows but minimal, if any, upside in higher commodity-price environments. Under our typical POP arrangement, our gross margin is directly impacted by the commodity prices we realize on our share of natural gas and NGLs received as compensation for processing raw natural gas. However, our POP arrangements also often contain a fee-based component, which helps to mitigate the degree of commodity-price volatility we could experience under these arrangements. We further seek to mitigate our exposure to commodity price risk through our hedging program. Please read the information set forth in Part I, Item 3 of this Quarterly Report under the caption “ — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

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

Contract Mix

For the three months ended June 30, 2015 and 2014, $26.7 million and $17.5 million, or 82.7% and 78.8%, respectively, of our gross margin was generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts, which have little or no direct commodity price exposure. Set forth below is a table summarizing our average contract mix relative to segment gross margin for the three months ended June 30, 2015 and 2014 (in millions):

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
	Segment Gross Margin	Percent of Segment Gross Margin	Segment Gross Margin	Percent of Segment Gross Margin
Gathering and Processing
Fee-based	$9.2	45.8%	$4.4	41.9%
Fixed margin	5.4	26.5%	1.4	13.3%
Percent-of-proceeds	5.6	27.7%	4.7	44.8%
Total	$20.2	100.0%	$10.5	100.0%
Transmission
Firm transportation	$2.9	30.9%	$2.4	25.3%
Interruptible transportation	6.4	69.1%	7.0	74.7%
Total	$9.3	100.0%	$9.4	100.0%
Terminals
Firm storage	$2.8	100.0%	$2.3	100.0%
Total	$2.8	100.0%	$2.3	100.0%

For the six months ended June 30, 2015 and 2014, $55.5 million and $34.2 million, or 84.0% and 75.5%, respectively, of our gross margin was generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts. Set forth below is a table summarizing our average contract mix relative to segment gross margin for the six months ended June 30, 2015 and 2014 (in millions):

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
	Segment Gross Margin	Percent of Segment Gross Margin	Segment Gross Margin	Percent of Segment Gross Margin
Gathering and Processing
Fee-based	$19.1	46.2%	$8.0	38.9%
Fixed margin	11.6	28.2%	1.5	7.5%
Percent-of-proceeds	10.6	25.6%	11.1	53.6%
Total	$41.3	100.0%	$20.6	100.0%
Transmission
Firm transportation	$6.0	31.0%	$5.5	27.2%
Interruptible transportation	13.4	69.0%	14.9	72.8%
Total	$19.4	100.0%	$20.4	100.0%
Terminals
Firm storage	$5.4	100.0%	$4.3	100.0%
Total	$5.4	100.0%	$4.3	100.0%

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

Throughput Volumes

In our Gathering and Processing segment, we must continually obtain new supplies of natural gas, NGLs and condensate to maintain or increase throughput volumes on our systems. Our ability to maintain or increase existing volumes of natural gas, NGLs and condensate and obtain new supplies is impacted by i) the level of work-overs or recompletions of existing connected wells and successful drilling activity of our significant producers in areas currently dedicated to or near our gathering systems, ii) our ability to compete for volumes from successful new wells in the areas in which we operate, iii) our ability to obtain natural gas, NGLs and condensate that has been released from other commitments and iv) the volume of natural gas, NGLs and condensate that we purchase from connected systems. We actively monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.

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

In our Terminals segment, throughput fees are charged to our customers when their products are either received or disbursed, along with other operational charges associated with ancillary services, such as excess throughput, truck weighing, and related services.

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

The following tables reconcile the non-GAAP financial measures of gross margin and adjusted EBITDA to Net income (loss) attributable to the Partnership, their most directly comparable GAAP measure, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reconciliation of Gross Margin to Net income (loss) attributable to the Partnership:
Gathering and processing segment gross margin	$20,219	$10,481	$41,265	$20,610
Transmission segment gross margin	9,333	9,350	19,394	20,363
Terminals segment gross margin	2,752	2,336	5,422	4,275
Total Gross Margin	32,304	22,167	66,081	45,248
Plus:
Gain (loss) on commodity derivatives, net	311	(193)	458	(323)
Earnings in unconsolidated affiliates	4	—	171	—
Less:
Direct operating expenses (a)	12,383	9,482	24,655	16,768
Selling, general and administrative expenses	5,571	5,637	12,506	11,230
Equity compensation expense	550	435	2,248	795
Depreciation, amortization and accretion expense	9,250	6,012	18,939	13,644
(Gain) loss on sale of assets, net	2,970	—	2,978	21
Interest expense	3,556	1,680	6,166	3,583
Other, net (b)	24	(326)	(89)	(717)
Income tax expense (benefit)	317	149	473	138
Gain (loss) from discontinued operations, net of tax	31	506	26	556
Net income (loss) attributable to noncontrolling interest	32	66	46	174
Net income (loss) attributable to the Partnership	$(2,065)	$(1,667)	$(1,238)	$(1,267)

(a)
Direct operating expenses includes Gathering and Processing segment direct operating expenses of $9.1 million and $5.7 million, respectively, and Transmission segment direct operating expenses of $3.3 million and $3.7 million, respectively, for the three months ended June 30, 2015 and 2014. Direct operating expenses related to our Terminals segment of $1.6 million and $1.6 million, respectively, for the three months ended June 30, 2015 and 2014 are included within the calculation of Terminals segment gross margin.

Direct operating expenses includes Gathering and Processing segment direct operating expenses of $18.2 million and $9.9 million, respectively, and Transmission segment direct operating of $6.4 million and $6.9 million, respectively, for the six months ended June 30, 2015 and 2014. Direct operating expenses related to our Terminals segment of $3.2 million and $3.2 million, respectively, for the six months ended June 30, 2015 and 2014 are included within the calculation of Terminals segment gross margin.

(b)
Other, net includes realized gain (loss) on commodity derivatives of $0.3 million and $(0.1) million, respectively, and COMA income of $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2015 and 2014.

Other, net includes realized gain (loss) on commodity derivatives of $0.4 million and $(0.2) million, respectively, and COMA income of $0.5 million and $0.5 million, respectively, for the six months ended June 30, 2015 and 2014, respectively.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net income (loss) attributable to the Partnership
Net income (loss) attributable to the Partnership	$(2,065)	$(1,667)	$(1,238)	$(1,267)
Add:
Depreciation, amortization and accretion expense	9,250	6,012	18,939	13,644
Interest expense	3,360	1,351	5,744	2,844
Debt issuance costs	46	11	276	154
Unrealized (gain) loss on derivatives, net	(157)	75	(213)	113
Non-cash equity compensation expense	550	435	2,248	795
Transaction expenses	—	226	43	1,038
Income tax expense (benefit)	297	(135)	457	(161)
Loss on impairment of noncurrent assets held for sale	—	673	—	673
Return of capital from unconsolidated affiliate	496	—	1,329	—
Deduct:
COMA income	229	246	481	534
OPEB plan net periodic benefit	3	12	6	23
Gain (loss) on sale of assets, net	(2,970)	(63)	(2,978)	(106)
Adjusted EBITDA	$14,515	$6,786	$30,076	$17,382

General Trends and Outlook

We expect our business to continue to be affected by the key trends discussed in Part II, Item 7 of our Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook”.

Results of Operations — Combined Overview

Gross margin increased by $10.1 million, or 45.5%, for the three months ended June 30, 2015 and increased by $20.8 million, or 46.0%, for the six months ended June 30, 2015 as compared to the same periods in 2014. For the three months ended June 30, 2015, our gross margin increased largely as a result of incremental gross margin of $9.2 million associated with the gathering and processing systems obtained through the Costar Acquisition, and higher gross margin from the Lavaca System of $1.5 million. For the six months ended June 30, 2015, the increase in gross margin was largely as a result of incremental gross margin of $18.5 million associated with the gathering and processing systems obtained through the Costar Acquisition, and higher gross margin from the Lavaca System of $5.0 million.

For the three months ended June 30, 2015, adjusted EBITDA increased $7.7 million, or 113.2%, compared to the same period in 2014. The increase is primarily related to incremental gross margin in the Gathering and Processing segment from the Costar Acquisition mentioned above. For the six months ended June 30, 2015, adjusted EBITDA increased $12.7 million, or 73.0%, compared to the same period in 2014. The increase is primarily related to incremental gross margin in the Gathering and Processing segment from the Costar Acquisition mentioned above, as well as the acquisition of the Lavaca System, partially offset by higher direct operating expenses associated with the Costar and Lavaca System acquisitions and lower gross margin related to certain legacy assets within the Gathering and Processing segment.

We distributed $21.5 million to holders of our Limited Partner common units, or $0.9450 per unit, during the six months ended June 30, 2015, including a distribution with respect to the three months ended December 31, 2014. The distribution of $0.4725 per unit represents an increase of 2.2%, period over period.

The following table and discussion presents certain of our historical condensed consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statement of Operations Data:
Revenue	$67,198	$77,873	$131,660	$158,241
Gain (loss) on commodity derivatives, net	311	(193)	458	(323)
Total revenue	67,509	77,680	132,118	157,918
Operating expenses:
Purchases of natural gas, NGLs and condensate	33,334	53,818	62,311	109,039
Direct operating expenses	13,967	11,044	27,834	20,005
Selling, general and administrative expenses	5,571	5,637	12,506	11,230
Equity compensation expense (a)	550	435	2,248	795
Depreciation, amortization and accretion expense	9,250	6,012	18,939	13,644
Total operating expenses	62,672	76,946	123,838	154,713
Gain (loss) on sale of assets, net	(2,970)	—	(2,978)	(21)
Operating income (loss)	1,867	734	5,302	3,184
Other income (expense):
Interest expense	(3,556)	(1,680)	(6,166)	(3,583)
Earnings in unconsolidated affiliates	4	—	171	—
Net income (loss) before income tax (expense) benefit	(1,685)	(946)	(693)	(399)
Income tax (expense) benefit	(317)	(149)	(473)	(138)
Net income (loss) from continuing operations	(2,002)	(1,095)	(1,166)	(537)
Income (loss) from discontinued operations, net of tax	(31)	(506)	(26)	(556)
Net income (loss)	(2,033)	(1,601)	(1,192)	(1,093)
Net income (loss) attributable to noncontrolling interests	32	66	46	174
Net income (loss) attributable to the Partnership	$(2,065)	$(1,667)	$(1,238)	$(1,267)
Other Financial Data:
Gross margin (b)	$32,304	$22,167	$66,081	$45,248
Adjusted EBITDA (b)	$14,515	$6,786	$30,076	$17,382

(a)	Represents non-cash costs related to our Long-Term Incentive Plan.

(b)
For definitions of gross margin and adjusted EBITDA and reconciliations to their most directly comparable financial measure calculated and presented in accordance with GAAP, and a discussion of how we use gross margin and adjusted EBITDA to evaluate our operating performance, please read the information in this Item under the caption “— How We Evaluate Our Operations.”

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Total Revenue. Our total revenue for the three months ended June 30, 2015 was $67.5 million compared to $77.7 million for the three months ended June 30, 2014. This decrease of $10.2 million was primarily due to a decrease in natural gas revenues of $27.0 million as a result of:

•	lower realized natural gas prices of $2.75/Mcf, which is a decrease of $2.40/Mcf, or 46.6% period over period,

•	lower natural gas sales volumes as a result of converting certain fixed-margin contracts in our transmission segment to firm or interruptible transportation contracts, and

•	lower volumes associated with our elective processing agreement.

The decrease in natural gas revenues was partially offset by:

•
an increase in NGL revenues of $10.1 million due to higher gross NGL production of 293.9 Mgal/d from our Gathering and Processing segment; partially offset by lower realized NGL prices of $0.64/gal, which was a decrease of $0.33/gal period over period,

•	an increase in fee-based revenues of $5.1 million primarily due to higher average throughput in our Gathering and Processing segment of 67.8 MMcf/d, or 25.5%,

•	an increase in Terminals segment revenue of $0.4 million as a result of incremental storage utilization from acquiring new customers and contractual storage rate escalations, and

•	increases in gain (loss) on commodity derivatives, net of $0.5 million period over period.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended June 30, 2015 were $33.3 million compared to $53.8 million for the three months ended June 30, 2014. This decrease of $20.5 million was due to lower natural gas purchases of $27.1 million related to lower volumes and natural gas prices associated with our elective processing arrangements in our Gathering and Processing segment; as well as the conversion of certain fixed-margin contracts to interruptible transportation contracts in our Transmission segment as mentioned above.

This decrease was partially offset by incremental NGL and condensate purchases of $9.0 million primarily associated with the gathering and processing systems acquired in the Costar Acquisition.

Gross Margin. Gross margin for the three months ended June 30, 2015 was $32.3 million compared to $22.2 million for the three months ended June 30, 2014. This increase of $10.1 million was primarily due to an increase in gross margin in our Gathering and Processing segment of $9.7 million, as a result of higher NGL and condensate production of 293.9 Mgal/d and 52.8 Mgal/d, respectively, and higher throughput volumes of 67.8 MMcf/d.

Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2015 were $14.0 million compared to $11.0 million in the three months ended June 30, 2014. This increase of $3.0 million was primarily due to $4.3 million of incremental operating costs associated with the gathering and processing systems acquired in the Costar Acquisition; offset by the timing of activities related to our integrity management and plant maintenance programs.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three months ended June 30, 2015 were $5.6 million, which was consistent with the $5.6 million for the three months ended June 30, 2014.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the three months ended June 30, 2015 was $9.3 million compared to $6.0 million for the three months ended June 30, 2014. This increase of $3.3 million was due to incremental depreciation of fixed assets and amortization of certain intangible assets associated with the Costar Acquisition, and the continuing development of the Lavaca System and Harvey terminals.

Interest Expense. Interest expense for the three months ended June 30, 2015 was $3.6 million compared to $1.7 million for the three months ended June 30, 2014. This increase of $1.9 million was primarily due to higher outstanding borrowings as a result of the Costar Acquisition and funding our capital growth projects during the current period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Total Revenue. Our total revenue for the six months ended June 30, 2015 was $132.1 million compared to $157.9 million for the six months ended June 30, 2014. This decrease of $25.8 million was primarily due to a decrease in natural gas revenues of $57.3 million as a result of:

•	lower realized natural gas prices of $3.08/Mcf, which is a decrease of $2.32/Mcf, or 43.0% period over period,

•	converting fixed-margin contracts in our transmission segment to firm or interruptible transportation contracts, and

•	lower volumes associated with our elective processing arrangements.

The decrease in natural gas revenues was partially offset by:

•
an increase in NGL revenues of $15.9 million as a result of higher gross NGL production of 263.7 Mgal/d from our Gathering and Processing segment, offset by lower realized NGL prices of $0.63/gal, which is a decrease of $0.39/gal period over period,

•	an increase in fee-based revenue of $11.1 million primarily due to increased average throughput in our Gathering and Processing segment of 75.6 MMcf/day, or 27.5%,

•	an increase in the Terminals segment revenue of $1.1 million as a result of increased storage utilization from acquiring new customers and contractual storage rate escalations, and

•	increases in gain (loss) on commodity derivatives, net of $0.8 million period over period.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the six months ended June 30, 2015 were $62.3 million compared to $109.0 million for the six months ended June 30, 2014. This decrease of $46.7 million was due to lower natural gas purchases of $57.8 million primarily as a result of lower natural gas prices and lower natural gas volumes related to our elective processing arrangements in our Gathering and Processing segment; as well as, the conversion of certain fixed-margin contracts to interruptible transportation contracts in our Transmission segment as mentioned above.

This decrease was partially offset by incremental NGL and condensate purchases of $10.9 million primarily associated with the gathering and processing systems acquired in the Costar Acquisition.

Gross Margin. Gross margin for the six months ended June 30, 2015 was $66.1 million compared to $45.2 million for the six months ended June 30, 2014. This increase of $20.9 million was primarily due to an increase in gross margin in our Gathering and Processing segment of $20.7 million as a result of higher NGL and condensate production of 263.7 Mgal/d and 55.0 Mgal/d, respectively, and higher throughput volumes of 75.6 MMcf/d. These increases were partially offset by lower gross margin in our Transmission segment of $1.0 million as a result of decreased throughput volumes.

Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2015 were $27.8 million compared to $20.0 million in the six months ended June 30, 2014. This increase of $7.8 million was primarily due to $7.5 million of incremental operating costs, including costs related to direct labor and benefits, associated with the gathering and processing systems acquired in the Costar Acquisition, and $1.7 million of incremental charges associated with compression rentals used at our Lavaca System.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the six months ended June 30, 2015 were $12.5 million compared to $11.2 million for the six months ended June 30, 2014. This increase of $1.3 million was primarily due to cost incurred to manage and integrate our recent acquisitions and support continuing growth.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the six months ended June 30, 2015 was $18.9 million compared to $13.6 million for the six months ended June 30, 2014. This increase of $5.3 million was due to incremental depreciation of fixed assets and amortization of certain intangible assets associated with the Costar Acquisition and the continuing development of the Lavaca System.

Interest Expense. Interest expense for the six months ended June 30, 2015 was $6.2 million compared to $3.6 million for the six months ended June 30, 2014. This increase of $2.6 million was primarily due to a higher outstanding borrowings as a result of the Costar Acquisition and funding our capital growth projects during the current year.

Results of Operations — Segment Results

Gathering and Processing Segment

The table below contains key segment performance indicators related to our Gathering and Processing segment (in thousands except operating and pricing data).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$50,439	$50,015	$98,888	$101,641
Gain (loss) on commodity derivatives, net	311	(193)	458	(323)
Total revenue	50,750	49,822	99,346	101,318
Purchases of natural gas, NGLs and condensate	30,272	39,238	57,590	80,359
Direct operating expenses	9,130	5,746	18,223	9,914
Other financial data:
Segment gross margin	$20,219	$10,481	$41,265	$20,610
Operating data:
Average throughput (MMcf/d)	334.1	266.3	350.8	275.2
Average plant inlet volume (MMcf/d) (a) (b)	120.0	86.4	128.0	87.0
Average gross NGL production (Mgal/d) (a) (c)	331.1	37.2	301.4	37.7
Average gross condensate production (Mgal/d) (a)	95.8	43.0	97.6	42.6
Average realized prices:
Natural gas ($/Mcf)	$2.75	$5.15	$3.08	$5.40
NGLs ($/gal)	$0.64	$0.97	$0.63	$1.02
Condensate ($/gal)	$1.13	$2.24	$1.04	$2.22

(a)	Excludes volumes and gross production under our elective processing arrangements.

(b)	Includes gross plant inlet volume associated with our interest in the Burns Point processing plant.

(c)	Includes net NGL production associated with our interest in the Burns Point processing plant.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue. Segment total revenue for the three months ended June 30, 2015 was $50.8 million compared to $49.8 million for the three months ended June 30, 2014. This increase of $1.0 million was primarily due to higher average NGL and condensate production of 293.9 Mgal/d and 52.8 Mgal/d, respectively, and higher average throughput volumes of 67.8 MMcf/d. The increase in average throughput volumes is primarily due to incremental average throughput volumes associated with the gathering and processing systems related to the Costar Acquisition and higher throughput volumes on the Lavaca System.

The increase in average throughput and NGL and condensate production was offset by lower realized natural gas, NGL, and condensate prices of 46.6%, 34.0%, and 49.6%, respectively, and lower natural gas volumes related to our elective processing arrangements.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended June 30, 2015 were $30.3 million compared to $39.2 million for the three months ended June 30, 2014. This decrease of $8.9 million was primarily due to lower realized natural gas and NGL prices and lower natural gas volumes related to our elective processing arrangements, partially offset by incremental purchases associated with off-spec throughput volumes at the Longview System.

Segment Gross Margin. Segment gross margin for the three months ended June 30, 2015 was $20.2 million compared to $10.5 million for the three months ended June 30, 2014. This increase of $9.7 million was primarily due to incremental gross margin of $8.8 million related to the Longview, Chapel Hill, Danville, and Yellow Rose Systems and higher gross margin of $1.5 million at the Lavaca System. These increases were offset by lower NGL and condensate production at certain legacy gathering and processing systems due to a decline in plant inlet volumes.

Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2015 were $9.1 million compared to $5.7 million for the three months ended June 30, 2014. This increase of $3.4 million was primarily due to the incremental operating costs associated with the gathering and processing systems acquired in the Costar and Lavaca acquisitions.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. Segment total revenue for the six months ended June 30, 2015 was $99.3 million compared to $101.3 million for the six months ended June 30, 2014. This decrease of $2.0 million was primarily due to lower realized natural gas, NGL, and condensate prices of 43.0%, 38.2%, and 53.2%, respectively; offset by higher average throughput volumes of 75.6 MMcf/d, and higher average NGL and condensate production of 263.7 Mgal/d and 55.0 Mgal/d, respectively. The increase period over period in average throughput volumes is primarily due to higher throughput volumes from the Lavaca System and the incremental throughput volumes associated with the gathering and processing systems related to the Costar Acquisition.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the six months ended June 30, 2015 were $57.6 million compared to $80.4 million for the six months ended June 30, 2014. This decrease of $22.8 million was primarily due to lower purchase costs associated with natural gas and NGLs, period over period, due to lower realized natural gas and NGL prices and lower natural gas volumes associated with our elective processing arrangements. These decreases were partially offset by incremental purchases associated with off-spec throughput volumes related to the Longview System.

Segment Gross Margin. Segment gross margin for the six months ended June 30, 2015 was $41.3 million compared to $20.6 million for the six months ended June 30, 2014. This increase of $20.7 million was primarily due to incremental gross margin of $17.8 million related to the Longview, Chapel Hill, Danville, and Yellow Rose Systems and higher gross margin of $5.0 million at our Lavaca System. These increases were offset by lower NGL and condensate production at certain legacy gathering and processing systems due to a decline in plant inlet volumes.

Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2015 were $18.2 million compared to $9.9 million for the six months ended June 30, 2014. This increase of $8.3 million was primarily due to the incremental operating costs associated with the gathering and processing systems acquired in the Costar and Lavaca acquisitions.

Transmission Segment

The table below contains key segment performance indicators related to our Transmission segment (in thousands except operating and pricing data).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment Financial and Operating Data:
Transmission segment
Financial data:
Total revenue	$12,423	$23,960	$24,171	$49,088
Purchases of natural gas, NGLs and condensate	3,062	14,580	4,721	28,680
Direct operating expenses	3,253	3,736	6,432	6,854
Other financial data:
Segment gross margin	$9,333	$9,350	$19,394	$20,363
Operating data:
Average throughput (MMcf/d)	697.1	765.9	753.7	814.8
Average firm transportation - capacity reservation (MMcf/d)	656.7	540.4	675.9	586.1
Average interruptible transportation - throughput (MMcf/d)	415.2	477.0	430.3	499.8

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue. Segment total revenue for the three months ended June 30, 2015 was $12.4 million compared to $24.0 million for the three months ended June 30, 2014. This decrease of $11.6 million in segment revenue was primarily due to converting certain fixed-margin arrangements to interruptible transportation agreements during the first quarter of 2015, and therefore substantially reducing the sales of natural gas throughput volumes and also the need for us to purchase such volumes.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended June 30, 2015 were $3.1 million compared to $14.6 million for the three months ended June 30, 2014. This decrease of $11.5 million was primarily due to converting certain fixed-margin arrangements to interruptible transportation agreements, and therefore substantially reducing our need to purchase natural gas throughput volumes.

Segment Gross Margin. Segment gross margin for the three months ended June 30, 2015 was $9.3 million compared to $9.4 million for the three months ended June 30, 2014. This decrease of $0.1 million was primarily due to lower average throughput volumes of 9.0%, period over period, as a result of producer and pipeline maintenance activities.

Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2015 were $3.3 million compared to $3.7 million for the three months ended June 30, 2014. This decrease of $0.4 million was primarily related to the timing of activities associated with our integrity management program.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. Segment total revenue for the six months ended June 30, 2015 was $24.2 million compared to $49.1 million for the six months ended June 30, 2014. This decrease of $24.9 million in segment revenue was primarily due to converting certain fixed-margin arrangements to interruptible transportation agreements during the first quarter of 2015.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the six months ended June 30, 2015 were $4.7 million compared to $28.7 million for the six months ended June 30, 2014. This decrease of $24.0 million was primarily due to converting certain fixed-margin arrangements to interruptible transportation agreements, and therefore substantially reducing our need to purchase natural gas throughput volumes.

Segment Gross Margin. Segment gross margin for the six months ended June 30, 2015 was $19.4 million compared to $20.4 million for the six months ended June 30, 2014. This decrease of $1.0 million was primarily due to lower average throughput volumes of 7.5% period over period.

Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2015 were $6.4 million compared to $6.9 million for the six months ended June 30, 2014. This decrease of $0.5 million was primarily related to the timing of activities associated with our integrity management program.

Terminals Segment

The table below contains key segment performance indicators related to our Terminals segment (in thousands except operating data).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment Financial and Operating Data:
Terminals segment
Financial data:
Total revenue	$4,336	$3,898	$8,601	$7,512
Direct operating expenses	1,584	1,562	3,179	3,237
Other financial data:
Segment gross margin	$2,752	$2,336	$5,422	$4,275
Operating data:
Contracted Capacity (Bbls)	1,449,067	1,236,800	1,386,567	1,213,050
Design Capacity (Bbls)	1,667,467	1,265,600	1,585,433	1,215,600
Storage utilization (a)	86.9%	97.7%	87.5%	99.8%

(a)	Excludes storage utilization associated with our discontinued operations.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue. Segment total revenue for the three months ended June 30, 2015 was $4.3 million compared to $3.9 million for the three months ended June 30, 2014. The increase of $0.4 million was primarily attributable to increases in contracted storage capacity at the Harvey and Westwego terminals and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for both the three months ended June 30, 2015 and the three months ended June 30, 2014 were approximately $1.6 million.

Segment Gross Margin. Segment gross margin for the three months ended June 30, 2015 of $2.8 million compared to $2.3 million for the three months ended June 30, 2014. The increase of $0.5 million was primarily attributable to an increase in storage revenue while managing direct labor costs associated with providing ancillary services.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. Segment total revenue for the six months ended June 30, 2015 was $8.6 million compared to $7.5 million for the six months ended June 30, 2014. The increase of $1.1 million was primarily attributable to increases in contracted storage capacity at the Harvey and Westwego terminals and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2015 of $3.2 million was consistent with the six months ended June 30, 2014.

Segment Gross Margin. Segment gross margin for the six months ended June 30, 2015 of $5.4 million compared to $4.3 million for the six months ended June 30, 2014. The increase of $1.1 million was primarily attributable to an increase in storage revenue while managing direct labor costs associated with providing ancillary services.

Liquidity and Capital Resources

Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.
The principal sources of our liquidity at June 30, 2015, were sources of liquidity we have accessed historically, including available borrowings under our credit facility, issuance of equity in the capital markets under registration statements or through private transactions, and financial support from ArcLight, who controls our General Partner. In addition, in the future we may seek to raise capital through the issuance of equity and unsecured senior notes. Given our historical success in accessing various sources of liquidity, we believe that cash generated from operating cash flows and the sources of liquidity described above will be sufficient to meet our short-term working capital requirements, medium-term maintenance capital expenditure requirements, and quarterly cash distributions for at least the next twelve months. In the event these sources are not sufficient, we would pursue other sources of cash funding, including, but not limited to, additional forms of debt or equity financing. In addition, we would reduce capital expenditures, direct operating expenses and selling, general and administrative expenses, as necessary, and reduce or eliminate quarterly distributions if required to maintain ongoing operations, which is permitted under our partnership agreement.
Our liquidity for the six months ended June 30, 2015 was impacted by our issuances of 2,571,430 Series A-2 Units, the proceeds of which were used to pay down outstanding borrowings.
Changes in natural gas, NGL and condensate prices and the terms of our contracts have a direct impact on our generation and use of cash from operations due to their impact on net income (loss), along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the volumes from our gathering and processing activities with fixed price commodity swaps. For additional information regarding our derivative activities, please read the information provided under Part II, Item 7A of our Annual Report under the caption, "Quantitative and Qualitative Disclosures about Market Risk" and Part I, Item 3 of the Quarterly Report under the caption "Quantitative and Qualitative Disclosures about Market Risk".

The counterparties to certain of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds is determined on a counterparty by counterparty basis, and is impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis.

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

As of June 30, 2015 our consolidated total leverage was 5.00 and our interest coverage ratio was 8.48, which were in compliance with the financial covenants required in the Credit Agreement. The maximum permitted consolidated total leverage ratio was 5.25 for the three quarters ended June 30, 2015, as result of the acquisition of Costar Midstream in October 2014 and in accordance with the provisions of the Credit Agreement regarding permitted acquisitions.  The maximum permitted consolidated total leverage ratio will revert to 4.75 for the quarter ended September 30, 2015. As of June 30, 2015, we had approximately $387.1 million of outstanding borrowings and available borrowing capacity of $19.1 million under the Credit Agreement.

At June 30, 2015 and December 31, 2014, letters of credit outstanding under the Credit Agreement were $1.6 million.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. Our working capital deficit was $4.9 million at June 30, 2015.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$29,620	$12,411
Investing activities	(61,297)	(117,936)
Financing activities	31,526	108,139

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Activities. Net cash provided by operating activities was $29.6 million for the six months ended June 30, 2015 compared to $12.4 million for the six months ended June 30, 2014. Net cash provided by operating activities for the six months ended June 30, 2015 increased by $17.2 million period over period primarily due to increased gross margin of $20.8 million, and an increase in the change in operating assets and liabilities of $8.2 million. These increases in operating cash flows were offset by increases in direct operating expenses and selling, general and administrative expenses of $7.8 million and $1.3 million, respectively, and an increase in interest expense of $2.6 million due to a higher outstanding borrowings as a result of the Costar Acquisition and funding our capital growth projects during the current year.

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

Investing Activities. Net cash used in investing activities was $61.3 million for the six months ended June 30, 2015 compared to $117.9 million for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2015 decreased by $56.6 million period over period primarily due to a lack of acquisitions of $110.9 million and cash received of $7.4 million primarily related to reimbursement for certain capital expenditures that we have incurred, or will incur, related to the Costar Acquisition; offset by higher capital expenditures of $66.5 million primarily related to the Lavaca and Bakken Systems.

Financing Activities. Net cash provided by financing activities was $31.5 million for the six months ended June 30, 2015 compared to $108.1 million for the six months ended June 30, 2014. Cash provided by financing activities for the six months ended June 30, 2015 decreased by $76.6 million period over period primarily due to lower proceeds from the issuance of common units to the public of $87.3 million, lack of proceeds from issuance of Series B Units of $30.0 million, and an increase in unit holder distributions of $10.6 million. These decreases in financing cash flows were partially offset by the issuance of Series A-2 units for aggregate proceeds of $45.0 million, and an increase of $8.4 million in net borrowings from our credit facility.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. At June 30, 2015, our material off-balance sheet arrangements and transactions included operating lease arrangements and service contracts. There are no other transactions, arrangements, or other relationships associated with our investments in unconsolidated affiliates or related parties that are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources. At June 30, 2015, our off-balance sheet arrangements did not change materially from those listed in under the label "Contractual Obligations" within Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 10, 2015.

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

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the six months ended June 30, 2015, capital expenditures totaled $79.7 million including expansion capital expenditures of $76.0 million, maintenance capital expenditures of $2.0 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $1.7 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our partnership agreement.

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

On July 23, 2015, we announced a distribution of $0.4725 per unit for the quarter ended June 30, 2015, or $1.89 per unit on an annualized basis, payable on August 14, 2015 to unitholders of record on August 5, 2015.
Critical Accounting Policies
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed on March 10, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, as a result of the FASB's recent decision to defer the effective date by one year. We are currently evaluating the method of adoption and impact this standard will have on our condensed consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods therein, and is applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. Given the Partnership's debt issuance costs relate to its revolving debt Credit Facility, the Partnership does not anticipate this standard to alter its current accounting for such costs.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260).  This guidance clarifies the process for updating historical earnings per unit disclosures when a drop-down transaction occurs between entities under common control.  Pursuant to the amendment, the previously reported earnings per unit measure presented in the historical financial statements would not change as a result of the drop-down transaction.  ASU 2015-06 is effective for annual reporting periods beginning after December 15, 2015, and for interim periods within those fiscal years.  Early adoption is permitted.  The Partnership has evaluated this guidance and determined it is consistent with our policy and historical presentation of earnings per unit.

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

As of June 30, 2015, we have hedged approximately 31 percent of our expected exposure to NGL prices and 34 percent of our expected exposure to oil prices through the end of 2015.

The table below sets forth certain information regarding the financial instruments used to hedge our commodity price risk as of June 30, 2015:

Commodity	Instrument	Volumes (a)	Weighted Average Price	Period	Fair value at June 30, 2015 (in thousands)
NGLs (gal)	Swaps	(3,780,000)	$0.97	Jul 2015 - Dec 2015	$331

Oil (Bbl)	Swaps	(13,200)	$62.43	Jul 2015 - Dec 2015	22

					$353

(a)	Contracted and notional volumes represented as a net short financial position by instrument.

Interest Rate Risk

During the six months ended June 30, 2015, we had exposure to changes in interest rates on our indebtedness associated with our credit facility. During the second quarter of 2013, we entered into an interest rate swap to manage the impact of the interest rate risk associated with our credit facility, effectively converting the cash flows related to $100.0 million of our long-term variable rate debt into fixed rate cash flows. The interest rate swap will expired August 1, 2015.

The credit markets have continued to experience historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will begin to tighten, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $2.0 million on an unhedged basis for the six months ended June 30, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the management of our General Partner, including our General Partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Due to the material weakness in internal control over financial reporting described below, our Certifying Officers have concluded our disclosure controls and procedures are ineffective as of June 30, 2015.

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

The management of our General Partner evaluated, with the participation of the Certifying Officers, the effectiveness of our Disclosure Controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2015, the end of the period covered by this report, our Disclosure Controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about material risks related to our business, financial conditions and results of operations for the quarter ended June 30, 2015, does not materially differ from those set out in Part I, Item 1A of our Annual Report.

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

3.7
Amendment No. 5 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated July 27, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on July 28, 2015).

3.8	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.9
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.10
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

10.1
Second Series A-2 Convertible Preferred Unit Purchase Agreement dated June 30, 2015 by and between American Midstream Partners, LP and Magnolia Infrastructure Partners, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on July 2, 2015).

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: August 10, 2015

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

3.7
Amendment No. 5 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated July 27, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on July 28, 2015).

3.8	Certificate of Formation of American Midstream GP, LLC (filed as Exhibit 3.4 to the Registration Statement on Form S-1 (Commission File No. 333-173191) filed on March 31, 2011).
3.9
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated April 15, 2013 (filed as Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 19, 2013).

3.10
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

10.1
Second Series A-2 Convertible Preferred Unit Purchase Agreement dated June 30, 2015 by and between American Midstream Partners, LP and Magnolia Infrastructure Partners, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on July 2, 2015).

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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