Form 10-Q
period 2015-09-30
American Midstream Partners, LP
filed 2015-11-09
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
There were 30,425,829 common units, 8,930,336 Series A Units and 1,325,225 Series B Units of American Midstream Partners, LP outstanding as of November 6, 2015. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

		Page
PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (unaudited)	7
	Condensed Consolidated Statements of Changes in Partners' Capital and Noncontrolling Interest as of and for the nine months ended September 30, 2015 and 2014 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Cautionary Statement About Forward-Looking Statements	34
	Overview	35
	Recent Developments	36
	Subsequent Events	37
	Our Operations	38
	How We Evaluate Our Operations	40
	General Trends and Outlook	44
	Liquidity and Capital Resources	51
	Critical Accounting Policies	54
	Recent Accounting Pronouncements	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	57

PART II. OTHER INFORMATION		58

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 6.	Exhibits	61

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$—	$499
Accounts receivable	4,966	4,924
Unbilled revenue	16,065	24,619
Risk management assets	1,177	688
Other current assets	7,136	15,554
Current deferred tax assets	3,326	3,086
Total current assets	32,670	49,370
Property, plant and equipment, net	638,939	582,182
Goodwill	134,853	142,236
Intangible assets, net	102,052	106,306
Investment in unconsolidated affiliates	82,571	22,252
Other assets, net	14,401	14,298
Total assets	$1,005,486	$916,644
Liabilities and Partners’ Capital
Current liabilities
Accounts payable	$3,754	$20,326
Accrued gas purchases	7,881	14,326
Accrued expenses and other current liabilities	17,364	25,800
Current portion of long-term debt	—	2,908
Risk management liabilities	—	215
Total current liabilities	28,999	63,575
Asset retirement obligations	35,254	34,645
Other liabilities	299	126
Long-term debt	508,650	372,950
Deferred tax liabilities	9,075	8,199
Total liabilities	582,277	479,495
Commitments and contingencies (See Note 17)
Convertible preferred units
Series A convertible preferred units (8,930 thousand and 5,745 thousand units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	165,332	107,965
Equity and partners' capital
General Partner Interests (536 thousand and 392 thousand units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	(105,869)	(2,450)
Limited Partner Interests (30,269 thousand and 22,670 thousand units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	325,867	294,695
Series B convertible units (1,325 thousand and 1,255 thousand units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	33,377	32,220
Accumulated other comprehensive income (loss)	(22)	2
Total partners’ capital	253,353	324,467

Noncontrolling interests	4,524	4,717
Total equity and partners' capital	257,877	329,184
Total liabilities, equity and partners' capital	$1,005,486	$916,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$54,825	$69,699	$186,485	$227,940
Gain (loss) on commodity derivatives, net	816	606	1,274	283
Total revenue	55,641	70,305	187,759	228,223
Operating expenses:
Purchases of natural gas, NGLs and condensate	24,431	46,690	86,742	155,729
Direct operating expenses	15,328	11,884	43,162	31,889
Selling, general and administrative expenses	7,639	5,875	20,145	17,105
Equity compensation expense	574	337	2,822	1,132
Depreciation, amortization and accretion expense	9,160	5,706	28,099	19,350
Total operating expenses	57,132	70,492	180,970	225,205
Gain (loss) on sale of assets, net	(32)	(103)	(3,010)	(124)
Operating income (loss)	(1,523)	(290)	3,779	2,894
Other income (expense):
Interest expense	(3,553)	(1,430)	(9,719)	(5,013)
Other income (expense)	—	(672)	—	(672)
Earnings in unconsolidated affiliates	1,094	117	1,265	117
Net income (loss) before income tax (expense) benefit	(3,982)	(2,275)	(4,675)	(2,674)
Income tax (expense) benefit	(592)	(122)	(1,065)	(260)
Net income (loss) from continuing operations	(4,574)	(2,397)	(5,740)	(2,934)
Income (loss) from discontinued operations, net of tax	(53)	(26)	(79)	(582)
Net income (loss)	(4,627)	(2,423)	(5,819)	(3,516)
Net income (loss) attributable to noncontrolling interests	34	33	80	207
Net income (loss) attributable to the Partnership	$(4,661)	$(2,456)	$(5,899)	$(3,723)

General Partner's Interest in net income (loss)	$(60)	$(32)	$(76)	$(48)
Limited Partners' Interest in net income (loss)	$(4,601)	$(2,424)	$(5,823)	$(3,675)

Distribution declared per common unit (a)	$0.4725	$0.4625	$1.4175	$1.3775
Limited partners' net income (loss) per common unit (See Note 4 and Note 14):
Basic and diluted:
Income (loss) from continuing operations	$(0.48)	$(0.58)	$(1.02)	$(1.52)
Income (loss) from discontinued operations	—	—	—	(0.05)
Net income (loss)	$(0.48)	$(0.58)	$(1.02)	$(1.57)
Weighted average number of common units outstanding:
Basic and diluted	23,987	13,204	23,154	11,409

(a) Distributions declared and paid during the three and nine months ended September 30, 2015 and 2014 related to prior periods' earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,627)	$(2,423)	$(5,819)	$(3,516)
Unrealized gain (loss) on postretirement benefit plan assets and liabilities	10	7	(24)	53
Comprehensive income (loss)	(4,617)	(2,416)	(5,843)	(3,463)
Less: Comprehensive income (loss) attributable to noncontrolling interests	34	33	80	207
Comprehensive income (loss) attributable to the Partnership	$(4,651)	$(2,449)	$(5,923)	$(3,670)
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Partners’ Capital
and Noncontrolling Interest
(Unaudited, in thousands)

	General Partner Interest	Limited Partner Interest	Series B Convertible Units	Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interest
Balances at December 31, 2013	$2,696	$71,039	$—	$104	$73,839	$4,628
Net income (loss)	(48)	(3,675)	—	—	(3,723)	207
Issuance of common units to public, net of offering costs	—	204,335	—	—	204,335	—
Issuance of Series B units	—	—	31,671	—	31,671	—
Unitholder contributions	2,964	—	—	—	2,964	—
Unitholder distributions	(1,857)	(27,968)	—	—	(29,825)	—
Issuance and exercise of warrant	(7,164)	7,164	—	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	—	(273)
Acquisitions of noncontrolling interests	—	21	—	—	21	(29)
LTIP vesting	(696)	901	—	—	205	—
Tax withholding repurchase	—	(253)	—	—	(253)	—
Equity compensation expense	999	—	—	—	999	—
Other comprehensive loss	—	—	—	53	53	—
Balances at September 30, 2014	$(3,106)	$251,564	$31,671	$157	$280,286	$4,533

Balances at December 31, 2014	$(2,450)	$294,695	$32,220	$2	$324,467	$4,717
Net income (loss)	(76)	(5,823)	—	—	(5,899)	80
Issuance of common units, net of offering costs	—	80,971	—	—	80,971	—
Issuance of Series B units	—	—	1,157	—	1,157	—
Unitholder contributions	1,973	—	—	—	1,973	—
Unitholder distributions	(4,890)	(45,800)	—	—	(50,690)	—
Unitholder distributions for Delta House	(100,649)	—	—	—	(100,649)	—
Net distributions to noncontrolling interests	—	—	—	—	—	(101)
Acquisition of noncontrolling interest	—	(20)	—	—	(20)	(172)
LTIP vesting	(2,404)	2,599	—	—	195	—
Tax withholding repurchase	—	(755)	—	—	(755)	—
Equity compensation expense	2,627	—	—	—	2,627	—
Other comprehensive income	—	—	—	(24)	(24)	—
Balances at September 30, 2015	$(105,869)	$325,867	$33,377	$(22)	$253,353	$4,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(5,819)	$(3,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	28,099	19,350
Amortization of deferred financing costs	1,029	1,894
Amortization of weather derivative premium	694	794
Unrealized (gain) loss on commodity derivatives, net	(523)	(592)
Non-cash compensation expense	2,891	1,200
Postretirement expense (benefit)	55	(35)
(Gain) loss on sale of assets, net	3,160	209
Loss on impairment of noncurrent assets held for sale	—	673
Deferred tax expense (benefit)	876	(58)
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed:
Accounts receivable	(42)	(599)
Unbilled revenue	8,554	1,913
Risk management assets and liabilities	(875)	(965)
Other current assets	1,996	2,858
Other assets, net	21	(608)
Accounts payable	(3,847)	624
Accrued gas purchases	(6,445)	(2,734)
Accrued expenses and other current liabilities	1,652	(1,446)
Asset retirement obligations	—	(690)
Other liabilities	155	(32)
Net cash provided by operating activities	31,631	18,240
Cash flows from investing activities
Cost of acquisitions, net of cash acquired and settlements	7,383	(110,909)
Additions to property, plant and equipment	(111,864)	(41,257)
Proceeds from disposals of property, plant and equipment	4,797	6,323
Investment in unconsolidated affiliates	(64,406)	(12,000)
Return of capital from unconsolidated affiliates	5,303	983
Restricted cash	6,475	—
Net cash used in investing activities	(152,312)	(156,860)
Cash flows from financing activities
Proceeds from issuance of common units to public, net of offering costs	80,983	204,335
Unitholder contributions	1,905	2,896
Unitholder distributions	(36,935)	(19,549)
Issuance of Series A Units	45,000	—
Issuance of Series B Units	—	30,000
Unitholder distributions for Delta House	(100,649)	—
Acquisition of noncontrolling interests	(74)	(8)
Net distributions to noncontrolling interests	(101)	(273)
LTIP tax netting unit repurchase	(755)	(253)

Payment of deferred financing costs	(1,984)	(3,380)
Payments on other debt	(2,908)	(2,217)
Borrowings on other debt	—	170
Payments on long-term debt	(152,000)	(212,670)
Borrowings on long-term debt	287,700	139,635
Net cash provided by financing activities	120,182	138,686
Net increase (decrease) in cash and cash equivalents	(499)	66
Cash and cash equivalents
Beginning of period	499	393
End of period	$—	$459
Supplemental cash flow information
Interest payments, net	$7,606	$4,064
Supplemental non-cash information
Increase (decrease) in accrued property, plant and equipment	$(24,666)	$17,746
Accrued paid in-kind unitholder distributions for Series A Units	12,598	9,925
In-kind unitholder distributions for Series B Units	1,157	1,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation

General

American Midstream Partners, LP (the "Partnership", "we", "us", or "our"), was formed on August 20, 2009 as a Delaware limited partnership for the purpose of operating, developing and acquiring a diversified portfolio of midstream energy assets. The Partnership's general partner, American Midstream GP, LLC (the "General Partner"), is 95% owned by High Point Infrastructure Partners, LLC ("HPIP") and 5% owned by AIM Midstream Holdings, LLC. We hold our assets primarily in a number of wholly owned limited liability companies, two limited partnerships and a corporation. Our capital accounts consist of notional general partner units and limited partner interests.

Nature of Business

We are engaged in the business of gathering, treating, processing, and transporting natural gas, fractionating NGLs, transporting oil and storing specialty chemical products through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, three marine terminal sites, three interstate pipelines, five intrastate pipelines and one oil pipeline. We also own a 66.7% non-operated interest in Main Pass Oil Gathering, LP ("MPOG"), a crude oil gathering and processing system, a 50% undivided, non-operated interest in the Burns Point Plant, a natural gas processing plant, a 46% non-operated interest in Mesquite, an off-spec condensate fractionation project, and a 12.9% non-operated interest in the Delta House floating production system and related pipeline infrastructure ("Delta House"). Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas and the Gulf of Mexico, provide critical infrastructure that links producers of natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate more than 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.8 million barrels of storage capacity across three marine terminal sites.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The year-end balance sheet data was derived from consolidated audited financial statements but does not include disclosures required by GAAP for annual periods. The information furnished herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the respective interim periods.

Our financial results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) filed with the Securities and Exchange Commission (the "SEC") on March 10, 2015.

Consolidation Policy

The accompanying condensed consolidated financial statements include the accounts of American Midstream Partners, LP, and its controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the accompanying condensed consolidated financial statements. As of September 30, 2015, we held a 50% undivided interest in the Burns Point natural gas processing plant in which we are responsible for our proportionate share of the costs and expenses of the facility. Our condensed consolidated financial statements reflect our proportionate share of the revenues, expenses, assets and liabilities of this undivided interest. We also hold a 92.2% undivided interest in the Chatom Processing and Fractionation facility (the "Chatom System"). Our condensed consolidated financial statements reflect the accounts of the Chatom System and the interests in the Chatom System held by non-affiliated working interest owners that are reflected as noncontrolling interests in the Partnership's condensed consolidated financial statements.

Investment in Unconsolidated Affiliates

Equity investments in which the Partnership exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method and are reported in Investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

The Partnership believes the equity method is an appropriate means for it to recognize increases or decreases measured by GAAP in the economic resources underlying the investments. Regular evaluation of these investments is appropriate to evaluate any potential need for impairment. The Partnership uses evidence of a loss in value to identify if an investment has declined in value, other than a temporary decline.

The Partnership accounts for its 66.7% non-operated interest in MPOG, its 46.0% non-operated interest in Mesquite and its 12.9% non-operated interest in Delta House under the equity method.

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

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 was subsequently issued and deferred the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. We are currently evaluating the method of adoption and impact this standard will have on our condensed consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods therein, and is applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-15 was subsequently issued to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements and states that the Securities and Exchange Commission ("SEC") staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Given the Partnership's debt issuance costs relate to its revolving credit facility, the Partnership is not required to alter its current accounting for such costs.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), which assists entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sales or license of software. The amendment will be effective prospectively for reporting periods beginning on or after December 15, 2015, and early adoption is permitted. The Partnership is currently assessing the ASU and does not believe there will be a significant impact on the Partnership's consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). This amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. The Partnership is currently evaluating the potential impact this standard will have on its condensed consolidated financial statements and related disclosures.

3. Acquisitions and Divestitures

Delta House Acquisition

On September 18, 2015, the Partnership acquired a 26.3% interest in Pinto Offshore Holdings, LLC ("Pinto") (the "Delta House Acquisition"), an entity that owns a non-operated interest in (i) approximately 49% of the limited liability company interests of Delta House FPS LLC and (ii) approximately 49% of the limited liability company interests of Delta House Oil and Gas Lateral LLC, which respectively own the Delta House floating production system and related pipeline infrastructure ("Delta House").  Delta House is a floating production system platform with associated oil and gas export pipelines, located in the Mississippi Canyon region of the deepwater Gulf of Mexico.

We acquired our 26.3% non-operated interest in Pinto in exchange for $162.0 million in cash, funded by the proceeds of a public offering of 7.5 million of the Partnership's common units representing Limited Partner interests, or common units, and with borrowings under the Partnership's Amended Credit Agreement, as defined in Note 13. As a result, we own a minority interest in Pinto, which in turn causes us to own a 12.9% minority interest in Delta House. Pursuant to the Pinto LLC Agreement, we have no management control or authority over the day-to-day operations.  Our minority interest in Pinto is accounted for as an equity method investment in the condensed consolidated financial statements.

Because our interest in Delta House was previously owned by an affiliate of our General Partner, we have accounted for our initial investment at our affiliate's preliminary carry-over basis resulting in $61.4 million which is recorded in Investments in unconsolidated affiliates in our condensed consolidated balance sheets and as an investing activity within the related condensed consolidated statement of cash flows. The amount by which the total consideration exceeded the carry-over basis was $100.6 million and is recorded as a distribution within the condensed consolidated statements of changes in partners’ capital and noncontrolling interest and a financing activity in the condensed consolidated statement of cash flows.

For the three and nine months ended September 30, 2015, the Partnership recorded $0.7 million in earnings from Delta House. The Partnership also received cash distributions of $3.7 million for the three and nine months ended September 30, 2015. The excess of the cash distributions received over the earnings recorded from Delta House is classified as a return of capital within cash flows from investing activities in our condensed consolidated statement of cash flows.

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

For the three and nine months ended September 30, 2015, Costar contributed revenue of $15.5 million and $61.1 million, respectively, and net loss of $1.8 million and net income of less than $0.1 million, respectively, attributable to the Partnership's Gathering and Processing segment.

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

For the three and nine months ended September 30, 2015, Lavaca contributed revenue of $5.7 million and $17.6 million, respectively, and net income of $2.3 million and $6.7 million, respectively, attributable to the Partnership's Gathering and Processing segment. For the three and nine months ended September 30, 2014, Lavaca contributed revenue of $4.5 million and $10.6 million, respectively, and net income of $2.3 million and $4.5 million, respectively, attributable to the Partnership's Gathering and Processing segment.

Other Acquisitions

Investment in Unconsolidated Affiliates

On August 11, 2014, the Partnership acquired a 66.7% non-operated interest in MPOG, an offshore oil gathering system, for a net purchase price of $12.0 million, which was financed with borrowings under the Partnership's credit facility. Although the Partnership owns a majority interest in MPOG, the ownership structure requires unanimous approval of all owners on decisions impacting the operation of the assets and any changes in ownership structure. Therefore, the Partnership's voting rights are not proportional to its obligation to absorb losses or receive returns. The Partnership accounts for its 66.7% interest using the equity method.

For the three and nine months ended September 30, 2015, the Partnership recorded $0.4 million and $0.6 million, respectively, in earnings from MPOG. For the three and nine months ended September 30, 2014, the Partnership recorded $0.1 million in earnings from MPOG. The Partnership received cash distributions of $1.3 million and $2.8 million for the three and nine months ended September 30, 2015, respectively. The Partnership received cash distributions of $1.1 million and $1.1 million for the three and nine months ended September 30, 2014, respectively. The excess of the cash distributions received over the earnings recorded from MPOG is classified as a return of capital within the investing section of our consolidated statement of cash flows.

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

Divestitures

On September 14, 2015, the Partnership disposed of certain terminal assets in Salisbury, Maryland, that were previously held for sale, with a book value approximating the sales proceeds of $0.9 million, resulting in a non-cash loss on disposal of less than $0.1 million. Of the proceeds received, the Partnership distributed $0.4 million to our General Partner in accordance with the original Agreement and Plan of Merger.

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

4. Discontinued Operations

The Partnership classified the terminal asset in Salisbury, Maryland as held for sale prior to its sale in the third quarter of 2015.
Historically, we have classified these assets as discontinued operations within our condensed consolidated statement of operations. Accordingly, we reclassified the disposal group's results of operations from our results of continuing operations to Income (loss) from discontinued operations, net of tax in our accompanying condensed consolidated statement of operations for all periods presented. We elected not to separately present the operating, investing and financing cash flows related to the disposal groups in our accompanying condensed consolidated statement of cash flows as this activity was immaterial for all periods presented. The following table presents the revenue, expense and gain (loss) from operations of disposal groups associated with the assets classified as held for sale for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$—	$13	$74	$461
Expenses	(77)	(55)	(193)	(599)
Loss on impairment of property, plant and equipment	—	—	—	(673)
Loss on sale of assets	(65)	—	(65)	(87)
Income tax benefit	89	16	105	316
Income (loss) from operations of disposal groups, net of tax	$(53)	$(26)	$(79)	$(582)
Limited partners' net income (loss) per unit from discontinued operations (basic and diluted)	$—	$—	$—	$(0.05)

5. Concentration of Credit Risk and Trade Accounts Receivable

Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas and the Gulf of Mexico, provide critical infrastructure that links customers of crude oil, natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets.  As a result of recent acquisitions and geographic diversification, we have reduced the concentration of trade receivable balances due from these customer groups, and reduced the concentration which may affect our overall credit risk. We maintain allowances for potentially uncollectible accounts receivable; however, for the three and nine months ended September 30, 2015 and 2014, no allowances on or significant write-offs of accounts receivable were recorded.

During the three months ended September 30, 2015, one customer accounted for 12% of the Partnership's consolidated revenue, compared to 24% for the three months ended September 30, 2014. During the nine months ended September 30, 2015, no individual customer accounted for 10% or more of the Partnership's consolidated revenue.

6. Other Current Assets

Other current assets consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid insurance	$1,002	$4,162
Restricted cash	—	6,475
Other prepaid amounts	2,095	758
Other current assets	4,039	4,159
	$7,136	$15,554

Restricted cash of $6.5 million as of December 31, 2014 consisted of a cash-backed letter of credit related to Costar operations that the Partnership was contractually obligated to maintain after the Costar Acquisition. The Partnership was released from this obligation in January 2015. Other current assets primarily consist of natural gas imbalances and amounts due from related parties.

7. Derivatives

Commodity Derivatives

To minimize the effect of commodity price changes and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management's view of future commodity prices, economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price declines while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the board of directors of our General Partner. Currently, our commodity derivatives are in the form of swaps. As of September 30, 2015, the aggregate notional volume of our commodity derivatives was 2.2 million gallons of NGLs, natural gasoline, and crude oil equivalent.

We enter into commodity contracts with multiple counterparties, and in some cases, may be required to post collateral with our counterparties in connection with our derivative positions. As of September 30, 2015, we were not required to post collateral with any counterparty. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place that permit us to offset our commodity derivative asset and liability positions with our counterparties.

We did not designate any of our commodity derivatives as hedges for accounting purposes. As a result, our commodity derivatives are accounted for at fair value in our condensed consolidated balance sheets with changes in fair value recognized currently in earnings.

Interest Rate Swap

To manage the impact of the interest rate risk associated with our credit facility, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows. The notional amount of our interest rate swap that expired on August 1, 2015, was $100.0 million. The interest rate swap was entered into with a single counterparty and we were not required to post collateral.

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

We paid premiums of $0.9 million in 2015, which are recorded as current Risk management assets on our condensed consolidated balance sheet and are being amortized to Direct operating expenses on a straight-line basis over the term of the contract of one year. Unamortized amounts associated with the weather derivatives were approximately $0.6 million as of September 30, 2015.
As of September 30, 2015 and December 31, 2014, the value associated with our commodity derivatives, interest rate swap, and weather derivative were recorded in our condensed consolidated balance sheets, under the captions as follows (in thousands):

	Gross Risk Management Assets		Gross Risk Management (Liabilities)		Net Risk Management Assets (Liabilities)
Balance Sheet Classification	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Current	$1,177	$688	$—	$—	$1,177	$688
Noncurrent	—	—	—	—	—	—
Total assets	$1,177	$688	$—	$—	$1,177	$688

Current	$—	$—	$—	$(215)	$—	$(215)
Noncurrent	—	—	—	—	—	—
Total liabilities	$—	$—	$—	$(215)	$—	$(215)

For the three and nine months ended September 30, 2015 and 2014, respectively, the realized and unrealized gains (losses) associated with our commodity derivatives, interest rate swap instrument and weather derivative were recorded in our condensed consolidated statements of operations, under the captions as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	Gain (loss) on derivatives		Gain (loss) on derivatives
Statement of Operations Classification	Realized	Unrealized	Realized	Unrealized
2015
Gain (loss) on commodity derivatives, net	$575	$241	$966	$308
Interest expense	(36)	69	(240)	215
Direct operating expenses	(219)	—	(694)	—
Total	$320	$310	$32	$523
2014
Gain (loss) on commodity derivatives, net	$(9)	$615	$(191)	$474
Interest expense	(109)	91	(322)	118
Direct operating expenses	(241)	—	(794)	—
Total	$(359)	$706	$(1,307)	$592

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

The fair value of our commodity and interest rate derivatives instruments are estimated using a market valuation methodology based upon forward commodity price curves, volatility curves as well as other relevant economic measures, if necessary. Discount factors may be utilized to extrapolate a forecast of future cash flows associated with long dated transactions or illiquid market points. The inputs are obtained from independent pricing services, and we have made no adjustments to the obtained prices.

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period in which the transfer occurred. There were no such transfers for the nine months ended September 30, 2015 and 2014.

Fair Value of Financial Instruments

The following table sets forth by level within the fair value hierarchy, our commodity derivative instruments and interest rate swap, included as part of Risk management assets and Risk management liabilities within our condensed consolidated balance sheets, that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Carrying Amount	Estimated Fair Value of the Assets (Liabilities)
		Level 1	Level 2	Level 3	Total
Commodity derivative instruments, net
September 30, 2015	$594	$—	$594	$—	$594
December 31, 2014	286	—	286	—	286
Interest rate swap
September 30, 2015	$—	$—	$—	$—	$—
December 31, 2014	(215)	—	(215)	—	(215)

The unamortized portion of the premium paid to enter the weather derivative described in Note 7 "Derivatives" is included within Risk management assets on our condensed consolidated balance sheet but is not included as part of the above table as it is recorded at amortized carrying cost, not fair value.

9. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Useful Life (in years)	September 30, 2015	December 31, 2014
Land	N/A	$5,282	$5,282
Construction in progress	N/A	101,193	77,550
Base gas	N/A	1,108	1,108
Buildings and improvements	4 to 40	9,807	6,855
Processing and treating plants	8 to 40	81,597	80,837
Pipelines	3 to 40	488,492	451,341
Compressors	4 to 20	31,081	24,548
Dock	20 to 40	8,105	8,072
Tanks, truck rack and piping	20 to 40	32,826	30,079
Equipment	8 to 20	9,685	8,855
Computer software	5	7,107	3,490
Total property, plant and equipment		776,283	698,017
Accumulated depreciation		(137,344)	(115,835)
Property, plant and equipment, net		$638,939	$582,182

Of the gross property, plant and equipment balances at September 30, 2015 and December 31, 2014, $109.0 million and $101.9 million, respectively, were related to AlaTenn, Midla and HPGT, our FERC regulated interstate and intrastate assets.

Capitalized interest was $0.9 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.6 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation expense was $7.9 million and $4.6 million for the three months ended September 30, 2015 and 2014, respectively, and $23.3 million and $15.7 million for the nine months ended September 30, 2015 and 2014, respectively.

10. Goodwill and Intangible Assets, Net

The carrying value of goodwill as of September 30, 2015 and December 31, 2014, was $134.9 million and $142.2 million, respectively. See Note 3 "Acquisitions and Divestitures" for discussion regarding the change in goodwill from December 31, 2014 to September 30, 2015. Goodwill as of September 30, 2015 consisted of $118.6 million and $16.3 million related to our Gathering and Processing and Terminal segments, respectively. Goodwill as of December 31, 2014 consisted of $125.9 million and $16.3 million related to our Gathering and Processing and Terminal segments, respectively.

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

	September 30,	December 31,
	2015	2014
Gross carrying amount:
Customer contracts	$12,101	$12,101
Customer relationships	53,400	53,400
Dedicated acreage	53,350	53,350
	$118,851	$118,851
Accumulated amortization:
Customer contracts	$(12,101)	$(11,110)
Customer relationships	(2,435)	(553)
Dedicated acreage	(2,263)	(882)
	$(16,799)	$(12,545)
Net carrying amount:
Customer contracts	$—	$991
Customer relationships	50,965	52,847
Dedicated acreage	51,087	52,468
	$102,052	$106,306

Amortization expense on our intangible assets totaled $1.2 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $4.3 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

11. Investment in unconsolidated affiliates

The Partnership accounts for its 66.7% non-operated interest in MPOG, a crude oil gathering and processing system, its 46.0% non-operated interest in Mesquite, an off-spec condensate fractionation project, and its 12.9% non-operated interest in Delta House, a floating production system platform with associated oil and gas export pipelines, under the equity method.

The following table presents the activity in the Partnership's equity investments as of September 30, 2015 and December 31, 2014 (in thousands):

	MPOG	Mesquite	Delta House	Total
Balances at December 31, 2013	$—	$—	$—	$—
Initial investment	12,000	11,884	—	23,884
Earnings in unconsolidated affiliates	348	—	—	348
Distributions	(1,980)	—	—	(1,980)
Balances at December 31, 2014	$10,368	$11,884	$—	$22,252
Initial investment	—	—	61,351	61,351
Earnings in unconsolidated affiliates	571	—	694	1,265
Contributions	—	4,271	—	4,271
Distributions	(2,820)	—	(3,748)	(6,568)
Balances at September 30, 2015	$8,119	$16,155	$58,297	$82,571

The following tables present the summarized combined financial information for the Partnership's equity investments (amounts represent 100% of investee financial information):

Balance Sheets:	September 30, 2015	December 31, 2014
Current assets	$117,796	$2,196
Non-current assets	929,836	62,635
Current liabilities	105,985	398
Non-current liabilities	361,662	22,307

	Three months ended September 30,		Nine months ended September 30,
Income Statements:	2015	2014	2015	2014
Total revenue	$9,201	$1,737	$13,610	$1,737
Operating expense	1,274	632	3,011	632
Net income	5,975	185	6,216	185

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Accrued capital expenditures	$5,325	$17,134
Accrued expenses	6,399	6,380
Gas imbalances payable	634	1,069
Accrued property taxes	2,302	656
Other	2,704	561
	$17,364	$25,800

13. Debt Obligations

Our outstanding borrowings under the credit facility were (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility	$508,650	$372,950
Other debt	—	2,908
Total debt	508,650	375,858
Less: current portion	—	2,908
Long-term debt	$508,650	$372,950

On September 18, 2015, the Partnership entered into the First Amendment and Incremental Commitment Agreement (the "First Amendment") to the Partnership's Amended and Restated Credit Agreement dated as of September 5, 2014 (as amended by the First Amendment, the "Amended Credit Agreement"), which provides for maximum borrowings equal to $750.0 million, with the ability to further increase the borrowing capacity to $900.0 million subject to lender approval. We can elect to have loans under our Amended Credit Agreement bear interest either at a Eurodollar-based rate, plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan under the Amended Credit Agreement.

Our obligations under the Amended Credit Agreement are secured by a lien on substantially all of our assets. Advances made under the Amended Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the Amended Credit Agreement include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2019.

The Amended Credit Agreement contains certain financial covenants, including the requirement that our indebtedness not exceed 4.75 times adjusted consolidated EBITDA for the prior twelve month period adjusted in accordance with the Amended Credit Agreement (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted consolidated EBITDA) and a minimum interest coverage ratio test that requires our adjusted consolidated EBITDA to exceed consolidated interest charges by not less than 2.50 times. The financial covenants in our Amended Credit Agreement may limit the amount available to us for borrowing to less than $750.0 million. In addition to the financial covenants described above, the Amended Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

For the nine months ended September 30, 2015 and 2014, the weighted average interest rate on borrowings under the Amended Credit Agreement was approximately 3.50% and 4.38%, respectively.

As of September 30, 2015, our consolidated total leverage was 4.44 and our interest coverage ratio was 10.18, which were in compliance with the consolidated total leverage ratio and interest coverage ratio tests in accordance with the financial covenants required in the Amended Credit Agreement. At September 30, 2015 and December 31, 2014, letters of credit outstanding under the Amended Credit Agreement were $1.4 million and $1.6 million, respectively.

Other debt

Other debt represents insurance premium financing in the original amount of $3.3 million bearing interest at 3.95% per annum, which was repayable in equal monthly installments of approximately $0.4 million through the third quarter of 2015.

14. Partners’ Capital and Convertible Preferred Units

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

Our General Partner holds and participates in the distribution on Series B Units with such distributions being made in cash or with paid-in-kind Series B Units at the election of the Partnership. The holders of Series B Units are entitled to vote along with the holders of Limited Partner common units and such units will automatically convert to Limited Partner common units on January 31, 2016.

HPIP holds and participates on the distributions of Series A-1 Units with such distributions being made in paid-in-kind Series A-1 Units, cash or a combination thereof, at the election of the board of directors of our General Partner through the distribution for the earlier of (a) the quarter ended March 31, 2016 or (b) the time in which the Series A-1 Units are converted into common units. The Series A-1 Units are entitled to vote along with Limited Partner common unitholders and such units are currently convertible to Limited Partner common units.

Series A-2 Units

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued, in separate private placements, newly-designated Series A-2 Units (the “Series A-2 Units”) representing limited partnership interests in the Partnership. As a result, the Partnership issued a total of 2,571,430 Series A-2 Units for approximately $45.0 million in aggregate proceeds during the nine months ended September 30, 2015. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A-1 Units (together with the Series A-2 Units, the "Series A Units"), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the board of directors of our General Partner. The board of directors of our General Partner to date has elected to pay Series A distributions using paid-in-kind Series A Units.

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

As a result of the equity offering that closed on September 15, 2015, discussed below, the conversion price of the Series A Units was adjusted to $15.94 in accordance with the terms of the Partnership agreement so that the holders of those units would maintain their ownership interest on an as-converted basis.

Equity Offerings

On September 10, 2015, the Partnership and certain of its affiliates entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the underwriters named therein, providing for the issuance and sale by the Partnership of 7,500,000 common units representing Limited Partner interests in the Partnership at a price to the public of $11.31 per common unit. The offering closed on September 15, 2015 and the Partnership used the net proceeds of $81.0 million to fund a portion of the Delta House acquisition.

On October 8, 2015, we completed the issuance of an additional 151,937 Limited Partner common units at a price of $11.31 per unit pursuant to the partial exercise of the overallotment option granted in connection with the public offering of 7,500,000 Limited Partner common units that closed on September 15, 2015 for net proceeds of $1.7 million.

On January 29, 2014, the Partnership and certain of its affiliates entered into an underwriting agreement with Barclays Capital Inc. and UBS Securities LLC, providing for the issuance and sale by the Partnership, and the purchase of 3,400,000 Limited Partner common units representing Limited Partner interests in the Partnership at a price to the public of $26.75 per common unit. The Partnership used the net proceeds of $86.9 million to fund a portion of the Lavaca Acquisition.

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

Equity Outstanding

The number of units outstanding as of September 30, 2015 and December 31, 2014, respectively, were as follows (in thousands):

	September 30, 2015	December 31, 2014
Series A convertible preferred units	8,930	5,745
Series B convertible units	1,325	1,255
Limited Partner common units	30,269	22,670
General Partner units	536	392

Distributions

We made cash distributions as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Series A convertible preferred units	$—	$—	$—	$2,658
Limited Partner common units	10,755	5,154	32,221	15,203
General Partner units	522	75	840	223
General Partners' incentive distribution rights	1,293	528	3,874	1,465
	$12,570	$5,757	$36,935	$19,549

The Partnership executed a fourth amendment to its partnership agreement (the "Fourth Amendment"), which became effective March 30, 2015, related to its outstanding Series A Units. As a result of the Fourth Amendment, distributions on Series A Units being made with paid-in-kind Series A Units, cash or a combination thereof, at the discretion of the board of directors of our General Partner, which began with the distribution for the three months ended June 30, 2015 and will continue through the distribution for the earlier of (a) the quarter ended March 31, 2016 or (b) the time in which the Series A-1 Units are converted into common units. At September 30, 2015, we had accrued $5.0 million for the paid-in-kind Series A Units. The distributions will be made in the fourth quarter of 2015.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations	$(4,574)	$(2,397)	$(5,740)	$(2,934)
Less: Net income (loss) attributable to noncontrolling interests	34	33	80	207
Net income (loss) from continuing operations attributable to the Partnership	(4,608)	(2,430)	(5,820)	(3,141)
Less:
Contractual distributions on Series A Units	4,991	4,165	12,598	11,263
Declared distributions on Series B Units	324	619	1,157	1,671
General partner's distribution	1,815	603	4,714	1,688
General partner's share in undistributed loss	(294)	(169)	(737)	(430)
Net income (loss) from continuing operations available to limited partners	(11,444)	(7,648)	(23,552)	(17,333)
Net income (loss) from discontinued operations available to limited partners	(53)	(26)	(79)	(574)
Net income (loss) available to limited partners	$(11,497)	$(7,674)	$(23,631)	$(17,907)

Weighted average number of units used in computation of limited partners’ net (loss) income per unit (basic and diluted)	23,987	13,204	23,154	11,409

Limited partners' net loss per common unit
Basic and diluted:
Loss from continuing operations	$(0.48)	$(0.58)	$(1.02)	$(1.52)
Loss from discontinued operations	—	—	—	(0.05)
Net loss	$(0.48)	$(0.58)	$(1.02)	$(1.57)

15. Long-Term Incentive Plan

Our General Partner manages our operations and activities and employs personnel who support our operations. The board of directors of our General Partner issues awards under its long-term incentive plan (“LTIP”) for its employees, consultants and directors who perform services for us or our affiliates. At September 30, 2015 and December 31, 2014, 398,510 and 688,976 units, respectively, were available for future grant under the LTIP.

LTIP awards are subject to forfeiture until the applicable vesting date. The LTIP is administered by the board of directors of our General Partner which, at its discretion, may elect to settle such vested phantom units with a number of units equivalent to the fair market value at the date of vesting in lieu of cash. Although our General Partner has the option to settle in cash upon the vesting of phantom units, our General Partner has not historically settled these awards in cash. Although other types of awards are contemplated under the LTIP, all currently outstanding awards are phantom units without distribution equivalent rights.

Generally, grants issued under the LTIP vest in increments of 25% on each grant date anniversary and do not contain any vesting conditions other than continued employment requirements.

The following table summarizes changes in our unit-based awards during the nine months ended September 30, 2015 indicated, in units:

	Nine months ended September 30, 2015
	Units	Weighted-Average Exercise Price
Outstanding at beginning of period	201,132	$19.85
Granted	341,640	15.77
Forfeited	(9,722)	16.91
Vested	(140,257)	18.67
Outstanding at end of period	392,793	$16.80

The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our limited partner units at the grant date. Compensation costs related to these awards, including amortization, for the three months ended September 30, 2015 and 2014 were $0.6 million and $0.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $2.8 million and $1.1 million, respectively, which are classified as Equity compensation expense in our condensed consolidated statements of operations and in partners’ capital on our condensed consolidated balance sheets.

The total fair value of vested units at the time of vesting was $2.5 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Equity compensation expense related to unvested awards not yet recognized at September 30, 2015 and 2014 was $5.5 million and $3.4 million, respectively, and the weighted average period over which this cost is expected to be recognized as of September 30, 2015 is approximately 3.0 years .

16. Income Taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. However, the State of Texas imposes a margin tax upon the Partnership that is assessed annually against the taxable margin apportioned to Texas. In general, taxes on our net income are borne by our unitholders through their allocation of taxable income or loss. However, one of our subsidiaries, American Midstream Blackwater, LLC, owns a corporate consolidated tax return group which is a separate taxable entity for U.S. federal income tax and state income tax purposes. The provision for income taxes is attributable to the activities of the taxable corporate consolidated tax return group and taxable margin apportioned to Texas.
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

Income tax expense for the three and nine months ended September 30, 2015 was $0.6 million and $1.1 million, respectively, resulting in an effective tax rate of 14.9% and 22.8%, respectively. For the three and nine months ended September 30, 2014, income tax expense was $0.1 million and $0.3 million, respectively, resulting in an effective tax rate of 5.4% and 9.7%, respectively.

The effective tax rates for the three and nine months ended September 30, 2015 and September 30, 2014, differ from the statutory rate primarily due to the portion of the Partnership's income and loss that is not subject to U. S. federal income taxes, as well as transactions between the Partnership and its taxable subsidiary that generate tax deductions for the taxable subsidiary, which are eliminated in the consolidation of Net income (loss) before income tax (expense) benefit.

17. Commitments and Contingencies

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

18. Related-Party Transactions

Employees of our General Partner are assigned to work for us. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our General Partner to the Partnership, which, in turn, charges the appropriate subsidiary. Our General Partner does not record any profit or margin for the administrative and operational services charged to us. During the three and nine months ended September 30, 2015, administrative and operational services expenses of $14.6 million and $28.8 million, respectively, were charged to us by our General Partner. During the three and nine months ended September 30, 2014, administrative and operational services expenses of $5.5 million and $15.2 million, respectively, were charged to us by our General Partner. For the three and nine months ended September 30, 2015, our General Partner incurred approximately $1.0 million and $0.1 million, respectively, of net costs primarily associated with certain business development activities. For the three and nine months ended September 30, 2014, our General Partner incurred net costs primarily associated with certain business development activities in amounts equal to approximately $0.3 million and $1.3 million, respectively.

For the three and six months ended June 30, 2015, the Partnership and an affiliate of HPIP entered into arrangements under which the affiliate reimbursed the Partnership for right-of-ways purchased on the affiliate's behalf for approximately $1.1 million and $3.9 million, respectively. During the three months ended September 30, 2015, the Partnership purchased certain equipment from an affiliate for $0.3 million.

During the second quarter of 2014, the Partnership and an affiliate of its General Partner entered into a Management Service Fee arrangement under which the affiliate pays a monthly fee to reimburse the Partnership for administrative expenses incurred on the affiliates' behalf. During the three and nine months ended September 30, 2015, the Partnership recognized $0.3 million and $1.2 million, in management fee income, respectively, and $0.2 million and $0.3 million during the three and nine months ended September 30, 2014, respectively, that has been recorded as a reduction to Selling, general and administrative expenses.

In connection with the equity offering on September 10, 2015, certain affiliates and officers of our General Partner agreed to purchase an aggregate of 739,441 common units for approximately $8.4 million. The underwriters did not receive any underwriting discounts or commissions on the common units purchased by these affiliates and officers.

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

The following tables set forth our segment information for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30, 2015
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$40,103	$9,977	$4,745	$54,825
Gain (loss) on commodity derivatives, net	816	—	—	816
Total revenue	40,919	9,977	4,745	55,641
Operating expenses:
Purchases of natural gas, NGL's and condensate	22,055	2,376	—	24,431
Direct operating expenses	10,119	3,595	1,614	15,328
Selling, general and administrative expenses				7,639
Equity compensation expense				574
Depreciation, amortization and accretion expense				9,160
Total operating expenses				57,132
Gain (loss) on sale of assets, net				(32)
Interest expense				(3,553)
Earnings in unconsolidated affiliates				1,094
Income tax (expense) benefit				(592)
Income (loss) from discontinued operations, net of tax				(53)
Net income (loss)				(4,627)
Less: Net income (loss) attributable to noncontrolling interests				34
Net income (loss) attributable to the Partnership				$(4,661)

Segment gross margin (a)	$18,422	$7,581	$3,131	$29,134

	Three months ended September 30, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$45,569	$20,328	$3,802	$69,699
Gain (loss) on commodity derivatives, net	606	—	—	606
Total revenue	46,175	20,328	3,802	70,305
Operating expenses:
Purchases of natural gas, NGL's and condensate	35,024	11,666	—	46,690
Direct operating expenses	5,249	5,033	1,602	11,884
Selling, general and administrative expenses				5,875
Equity compensation expense				337
Depreciation, amortization and accretion expense				5,706
Total operating expenses				70,492
Gain (loss) on sale of assets, net				(103)
Other income (expense)				(672)
Interest expense				(1,430)
Earnings in unconsolidated affiliate				117
Income tax (expense) benefit				(122)
Income (loss) from discontinued operations, net of tax				(26)
Net income (loss)				(2,423)
Less: Net income (loss) attributable to noncontrolling interests				33
Net income (loss) attributable to the Partnership				$(2,456)

Segment gross margin (a)	$10,513	$8,619	$2,200	$21,332

	Nine months ended September 30, 2015
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$138,991	$34,148	$13,346	$186,485
Gain (loss) on commodity derivatives, net	1,274	—	—	1,274
Total revenue	140,265	34,148	13,346	187,759
Operating expenses:
Purchases of natural gas, NGL's and condensate	79,645	7,097	—	86,742
Direct operating expenses	28,342	10,027	4,793	43,162
Selling, general and administrative expenses				20,145
Equity compensation expense				2,822
Depreciation, amortization and accretion expense				28,099
Total operating expenses				180,970
Gain (loss) on sale of assets, net				(3,010)
Interest expense				(9,719)
Earnings in unconsolidated affiliates				1,265
Income tax (expense) benefit				(1,065)
Income (loss) from discontinued operations, net of tax				(79)
Net income (loss)				(5,819)
Less: Net income (loss) attributable to noncontrolling interests				80
Net income (loss) attributable to the Partnership				$(5,899)

Segment gross margin (a)	$59,687	$26,975	$8,553	$95,215

	Nine months ended September 30, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$147,209	$69,417	$11,314	$227,940
Gain (loss) on commodity derivatives, net	283	—	—	283
Total revenue	147,492	69,417	11,314	228,223
Operating expenses:
Purchases of natural gas, NGL's and condensate	115,383	40,346	—	155,729
Direct operating expenses	15,163	11,887	4,839	31,889
Selling, general and administrative expenses				17,105
Equity compensation expense				1,132
Depreciation, amortization and accretion expense				19,350
Total operating expenses				225,205
Gain (loss) on sale of assets, net				(124)
Other income (expense)				(672)
Interest expense				(5,013)
Earnings in unconsolidated affiliate				117
Income tax (expense) benefit				(260)
Income (loss) from discontinued operations, net of tax				(582)
Net income (loss)				(3,516)
Less: Net income (loss) attributable to noncontrolling interests				207
Net income (loss) attributable to the Partnership				$(3,723)

Segment gross margin (a)	$31,122	$28,983	$6,475	$66,580

	September 30,	December 31,
	2015	2014
Segment assets:
Gathering and Processing	$683,911	$686,395
Transmission	130,525	132,767
Terminals	84,730	71,180
Other (b)	106,320	26,302
Total assets	$1,005,486	$916,644

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

20. Subsequent Events

Distribution

On October 22, 2015, we announced a distribution of $0.4725 per unit for the quarter ended September 30, 2015, or $1.89 per unit on an annualized basis, payable on November 13, 2015 to unitholders of record on November 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K (“Annual Report”) that was filed with the Securities and Exchange Commission ("SEC") on March 10, 2015. This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under the caption “Cautionary Statement Regarding Forward-Looking Statements.”

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

•	the timing and extent of changes in crude oil, natural gas, natural gas liquids and other commodity prices, interest rates and demand for our services;

•	the level and success of crude oil and natural gas drilling around our assets and our success in connecting crude oil and natural gas supplies to our gathering and processing systems;

•	volatility in volumes of crude oil and natural gas from sources currently connected to our gathering and processing systems;

•	the amount of collateral required to be posted from time to time in our transactions;

•	our success in risk management activities, including, but not limited to, the use of derivative financial instruments to hedge commodity and interest rate risks;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety, regulation of over-the-counter derivatives market and entities, and protection of the environment;

•
weather and other natural phenomena, including, but not limited to, their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	industry changes, including, but not limited to, the impact of consolidations and changes in competition;

•	the demand for our storage facilities and associated services in our Terminals segment;

•	our ability to obtain necessary licenses, permits and other approvals;

•	the demand for NGL products by the petrochemical, refining or other industries;

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses;

•	our ability to grow through contributions from affiliates, acquisitions or internal growth projects and the successful integration and future performance of such assets;

•	our ability to hire as well as retain qualified personnel to execute our business strategy;

•	volatility in the price of our common units;

•	security threats such as military campaigns, terrorist attacks, and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

•
our ability to timely and successfully integrate our current and future acquisitions, including, but not limited to, the realization of all anticipated benefits of any such transaction, which otherwise could negatively impact our future financial performance; and

•	general economic, market and business conditions.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and additional risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Part II, Item 1A of this Quarterly Report under the caption “Risk Factors”, Part I, Item 1A of our Annual Report under the caption "Risk Factors" and elsewhere in this Quarterly Report and our Annual Report. The forward-looking statements in this report speak as of the filing date of this report. Except as may be required by applicable securities laws, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of gathering, treating, processing, and transporting natural gas, fractionating NGLs, transporting oil and storing specialty chemical products through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, three marine terminal sites, three interstate pipelines, five intrastate pipelines and one oil pipeline. We also own a 66.7% non-operated interest in MPOG, a crude oil gathering and processing system, a 50% undivided, non-operated interest in the Burns Point Plant, a natural gas processing plant, a 46% non-operated interest in Mesquite, an off-spec condensate fractionation project, as well as a 12.9% non-operated interest in Delta House, a floating production system platform and related pipeline infrastructure. Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas and the Gulf of Mexico, provide critical infrastructure that links producers of natural gas, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate more than 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.8 million barrels of storage capacity across three marine terminal sites.

Financial highlights for the three months ended September 30, 2015, include the following:

•	Gross margin increased to $29.1 million, or an increase of 36.6%, as compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions;

•
Adjusted EBITDA increased to $15.8 million, or an increase of 75.6%, as compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions, as well as distributions from Delta House;

•	We distributed $10.8 million to our Limited Partner common unitholders, or $0.4725 per unit;

•	On September 14, 2015, we issued 7,500,000 common units at a price of $11.31 per common unit and received $81.0 million in net proceeds;

•
On September 18, 2015, we entered into the First Amendment and Incremental Commitment Agreement to our Amended and Restated Credit Agreement dated as of September 5, 2014, which increased our borrowing capacity from $500.0 million to $750.0 million, with the ability to further increase the borrowing capacity subject to lender approval; and

•	On September 18, 2015, an affiliate of our General Partner contributed a 12.9% interest in Delta House for consideration of $162.0 million.

Operational highlights for the three months ended September 30, 2015, include the following:

•
The percentage of gross margin generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts increased to 80.8% compared to 77.9% for the same period in 2014;

•	Average gross NGL production totaled 203.1 Mgal/d, representing a 164.0 Mgal/d increase compared to the same period in 2014;

•	Average condensate production totaled 88.2 Mgal/d, representing a 49.5 Mgal/d increase compared to the same period in 2014;

•	Throughput volumes attributable to the Partnership totaled 1,025.9 MMcf/d, representing a 112.3 MMcf/d increase compared to the same period in 2014; and

•	Storage utilization increased to 89.0% compared to 81.8% for the same period in 2014, as a result of an increase in total contracted capacity at our Harvey terminal.
Recent Developments

Delta House Acquisition

On September 18, 2015, the Partnership acquired a 26.3% interest in Pinto Offshore Holdings, LLC ("Pinto") (the "Delta House Acquisition"), an entity that owns a non-operated interest in (i) approximately 49% of the limited liability company interests of Delta House FPS LLC and (ii) approximately 49% of the limited liability company interests of Delta House Oil and Gas Lateral LLC, which respectively own the Delta House floating production system and related pipeline infrastructure ("Delta House"). We acquired our 26.3% non-operated interest in Pinto in exchange for $162.0 million in cash. The Partnership funded the purchase price with the net proceeds of its public offering of 7.5 million common units which closed on September 15, 2015, and with borrowings under the Amended Credit Agreement.

Delta House is a floating production platform system with associated oil and gas export pipelines, located in the Mississippi Canyon region of the deepwater Gulf of Mexico with nameplate processing capacity of 80,000 barrels of oil per day (Bbl/d) and 200 million cubic feet of gas per day (MMcf/d), and peak processing capacity of 100,000 Bbl/d of oil and 240 MMcf/d of gas. Cash flows for Delta House are supported by a 100% fee-based tiered tariff structure with ship-or-pay components. Delta House was developed by ArcLight and LLOG Exploration, a leading private deepwater exploration company in the Gulf of Mexico, as well as a consortium of exploration companies and other investors, and commenced operations in April 2015. LLOG Exploration operates Delta House.

Series A-2 Convertible Preferred Units

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued, in separate private placements, Series A-2 Units for approximately $45.0 million in aggregate proceeds. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner essentially identical to the existing Series A Units (such previously existing Series A Units now referred to as the "Series A-1 Units" and, together with the Series A-2 Units, the "Series A Units"), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the board of directors of our General Partner. The board of directors of our General Partner has, to date, elected to pay Series A distributions using paid-in-kind Series A Units.

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

Changes in Commodity Prices

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $56.96 per barrel to a low of $38.24 per barrel from July 1, 2015 through November 1, 2015. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $2.95 per MMBtu to a low of $1.94 per MMBtu from July 1, 2015 through November 1, 2015.

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

We are unable to predict future potential movements in the market price for natural gas, oil and NGLs and thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 and during 2015, this could lead to reduced profitability and may impact our liquidity and compliance with financial covenants and ratios under our Amended Credit Agreement (as defined herein), which include a maximum leverage ratio on a quarterly basis. Reduced profitability could adversely affect our operations, our ability to pay distributions to our unitholders, and may result in future potential non-cash impairments of long-lived assets, goodwill, or intangible assets.

Republic Midstream Crude Oil System

On August 5, 2014, we executed a right-of-first-offer giving us the right to acquire a 50 percent interest in Republic Midstream, LLC (“Republic Midstream”) from an affiliate of ArcLight Capital Partners, LLC ("ArcLight"), which controls 95% of our General Partner. Republic Midstream, an ArcLight portfolio company, executed an agreement with Penn Virginia Corporation ("Penn Virginia") in July 2014 to construct and operate a crude oil gathering system, central delivery terminal complex, and an intermediate takeaway pipeline to serve Penn Virginia’s acreage position in the Eagle Ford Shale. Construction of the system is underway and the system is expected to commence operations in early 2016. As a result of current market conditions and the anchor producer customer's current drilling program, the timing of a potential future drop-down of the system is uncertain.

We currently provide construction, operations, and general management services for Republic Midstream and we expect to continue to provide such services upon commencement of operations.

Midla Regulatory Matters

On April 16, 2015, the FERC approved the Midla Agreement between Midla and its customers (the "Midla Agreement") allowing Midla to retire the existing 1920s vintage pipeline and replace the existing natural gas service with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Midla-Natchez Line”) to serve existing residential, commercial, and industrial customers. Under the Midla Agreement, customers not served by the new Midla-Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service. On June 29, 2015, the Partnership filed with the FERC for authorization to construct the Midla-Natchez pipeline. Subject to FERC approval, construction is expected to commence in the first half of 2016 with service beginning in late 2016. Under the Midla Agreement, Midla will execute long-term agreements to recover its investment in the Midla-Natchez Line.

Gonzales County Full-Well-Stream Gathering System

On August 4, 2014, the board of directors of our General Partner approved the execution of a right-of-first-offer giving us the right to acquire the Gonzales County full-well-stream gathering and treating and saltwater disposal system in the Eagle Ford Shale that is being developed by an affiliate of our General Partner. Midstream services would be provided to the producer customer under a long-term, fee-based agreement.  The producer customer on the system announced its intention to cease drilling activities in areas served by the system and sought bankruptcy protection on July 15, 2015. As such, the Partnership does not anticipate drop-down of the system in 2015 and the Partnership will continue to evaluate the possibility of a drop-down with the General Partner.

High Point Lateral

In February 2015, the Partnership executed a 15-year, fee-based agreement to construct a 15-mile extension of the High Point system to serve an existing refinery customer in southeast Louisiana. Construction timing has shifted to early 2016 due to permitting delays, and service is currently expected to begin in mid-2016.

Subsequent Events

Additional Offering of Limited Partner Common Units

On October 8, 2015, we completed the issuance of an additional 151,937 Limited Partner common units at a price of $11.31 per unit pursuant to the partial exercise of the overallotment option granted in connection with the public offering of 7,500,000 Limited Partner common units completed on September 15, 2015 for net proceeds of $1.7 million.

Distribution

On October 22, 2015, we announced a distribution of $0.4725 per unit for the quarter ended September 30, 2015, or $1.89 per unit on an annualized basis, payable on November 13, 2015 to unitholders of record on November 4, 2015.

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

Gathering and Processing Segment

Our results of operations from the Gathering and Processing segment are determined primarily by the volumes of natural gas we gather, process and fractionate, the commercial terms in our current contract portfolio and natural gas, NGL and condensate prices. We gather and process natural gas primarily pursuant to the following arrangements:

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

We account for our 50% interest in the Burns Point Plant using the proportionate consolidation method. Under this method, we include in our condensed consolidated statements of operations, our value of plant revenues taken in-kind and plant expenses reimbursed to the operator.

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

Gross margin earned under fee-based and fixed-margin arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. However, a sustained decline in commodity prices could result in a decline in throughput volumes from producers and, thus, a decrease in our fee-based and fixed-margin gross margin. These arrangements provide stable cash flows but minimal, if any, upside in higher commodity-price environments. Under our typical POP arrangement, our gross margin is directly impacted by the commodity prices we realize on our share of natural gas and NGLs received as compensation for processing raw natural gas. However, our POP arrangements often contain a fee-based component, which helps to mitigate the degree of commodity-price volatility we could experience under these arrangements. We further seek to mitigate our exposure to commodity price risk through our hedging program. Please read the information set forth in Part I, Item 3 of this Quarterly Report under the caption “ — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

Transmission Segment

Our results of operations from the Transmission segment are determined by capacity reservation fees from firm transportation contracts and the volumes of natural gas transported on the interstate and intrastate pipelines we own pursuant to interruptible transportation or fixed-margin contracts. Our transportation arrangements are further described below:

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

Contract Mix

For the three months ended September 30, 2015 and 2014, $23.5 million and $16.6 million, or 80.8% and 77.9%, respectively, of our gross margin was generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts, which have little or no direct commodity price exposure. Set forth below is a table summarizing our average contract mix relative to segment gross margin for the three months ended September 30, 2015 and 2014 (in millions):

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
	Segment Gross Margin	Percent of Segment Gross Margin	Segment Gross Margin	Percent of Segment Gross Margin
Gathering and Processing
Fee-based	$8.7	47.0%	$5.0	47.8%
Fixed margin	4.1	22.5%	0.8	7.2%
Percent-of-proceeds	5.6	30.5%	4.7	45.0%
Total	$18.4	100.0%	$10.5	100.0%
Transmission
Firm transportation	$2.7	35.9%	$2.4	28.0%
Interruptible transportation	4.9	64.1%	6.2	72.0%
Total	$7.6	100.0%	$8.6	100.0%
Terminals
Firm storage	$3.1	100.0%	$2.2	100.0%
Total	$3.1	100.0%	$2.2	100.0%

Cash distributions derived from our unconsolidated affiliates amounted to $5.1 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and are primarily generated from fee-based gathering and processing arrangements.

For the nine months ended September 30, 2015 and 2014, $79.7 million and $50.6 million, or 83.6% and 76.0%, respectively, of our gross margin was generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts. Set forth below is a table summarizing our average contract mix relative to segment gross margin for the nine months ended September 30, 2015 and 2014 (in millions):

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
	Segment Gross Margin	Percent of Segment Gross Margin	Segment Gross Margin	Percent of Segment Gross Margin
Gathering and Processing
Fee-based	$28.1	47.0%	$13.1	42.1%
Fixed margin	16.0	26.9%	2.0	6.7%
Percent-of-proceeds	15.6	26.1%	16.0	51.2%
Total	$59.7	100.0%	$31.1	100.0%
Transmission
Firm transportation	$9.7	36.0%	$8.0	27.7%
Interruptible transportation	17.3	64.0%	21.0	72.3%
Total	$27.0	100.0%	$29.0	100.0%
Terminals
Firm storage	$8.6	100.0%	$6.5	100.0%
Total	$8.6	100.0%	$6.5	100.0%

Cash distributions derived from our unconsolidated affiliates amounted to $6.6 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively, and are primarily generated from fee-based gathering and processing arrangements.

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

Throughput Volumes

In our Gathering and Processing segment, we must continually obtain new supplies of crude oil, natural gas, NGLs and condensate to maintain or increase throughput volumes on our systems. Our ability to maintain or increase existing volumes of crude oil, natural gas, NGLs and condensate and obtain new supplies is impacted by i) the level of work-overs or recompletions of existing connected wells and successful drilling activity of our significant producers in areas currently dedicated to or near our gathering systems, ii) our ability to compete for volumes from successful new wells in the areas in which we operate, iii) our ability to obtain crude oil, natural gas, NGLs and condensate that has been released from other commitments and iv) the volume of crude oil, natural gas, NGLs and condensate that we purchase from connected systems. We actively monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.

In our Transmission segment, the majority of our segment gross margin is generated by firm and interruptible capacity reservation fees from throughput volumes on our interstate and intrastate pipelines. Substantially all of our Transmission segment gross margin is generated under contracts with shippers, including producers, industrial companies, LDCs and marketers, for firm and interruptible natural gas transportation on our pipelines. We routinely monitor natural gas market activities in the areas served by our transmission systems to pursue new shipper opportunities.

In our Terminals segment, throughput fees are charged to our customers when their products are either received or disbursed, along with other operational charges associated with ancillary services, such as excess throughput, truck weighing, and related services.

Gross Margin and Segment Gross Margin

Gross margin and segment gross margin are metrics that we use to evaluate our performance. We define segment gross margin in our Gathering and Processing segment as revenue generated from gathering and processing operations and realized gains or (losses) on commodity derivatives, less the cost of natural gas, NGLs and condensate purchased and revenue from construction, operating and maintenance agreements (“COMA”). Revenue includes revenue generated from fixed fees associated with the gathering and treatment of natural gas and from the sale of crude oil, natural gas, NGLs and condensate resulting from gathering and processing activities under fixed-margin and POP arrangements. The cost of natural gas, NGLs and condensate includes volumes of natural gas, NGLs and condensate remitted back to producers pursuant to POP arrangements and the cost of natural gas purchased for our own account, including pursuant to fixed-margin arrangements.
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

We define gross margin as the sum of our segment gross margin for our Gathering and Processing, Transmission and Terminals segments. The GAAP measure most directly comparable to gross margin is net income (loss) attributable to the Partnership.

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

We define adjusted EBITDA as net income (loss) attributable to the Partnership, plus interest expense, income tax expense, depreciation expense, certain non-cash charges such as non-cash equity compensation, unrealized losses on commodity derivative contracts, return of capital from unconsolidated affiliates and selected charges that are unusual or nonrecurring, less interest income, income tax benefit, unrealized gains on commodity derivative contracts, amortization of commodity put purchase costs, and selected gains that are unusual or nonrecurring. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss) attributable to the Partnership.

Note About Non-GAAP Financial Measures

Gross margin and adjusted EBITDA are non-GAAP financial measures. Each has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. Management compensates for the limitations of these non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.
You should not consider either gross margin or adjusted EBITDA in isolation or as a substitute for, or more meaningful than analysis of, our results as reported under GAAP. Gross margin and adjusted EBITDA may be defined differently by other companies in our industry.

The following tables reconcile the non-GAAP financial measures of gross margin and adjusted EBITDA to Net income (loss) attributable to the Partnership, their most directly comparable GAAP measure, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of Gross Margin to Net income (loss) attributable to the Partnership:
Gathering and processing segment gross margin	$18,422	$10,513	$59,687	$31,122
Transmission segment gross margin	7,581	8,619	26,975	28,983
Terminals segment gross margin	3,131	2,200	8,553	6,475
Total Gross Margin	29,134	21,332	95,215	66,580
Plus:
Gain (loss) on commodity derivatives, net	816	606	1,274	283
Earnings in unconsolidated affiliates	1,094	117	1,265	117
Less:
Direct operating expenses (a)	13,714	10,282	38,369	27,050
Selling, general and administrative expenses	7,639	5,875	20,145	17,105
Equity compensation expense	574	337	2,822	1,132
Depreciation, amortization and accretion expense	9,160	5,706	28,099	19,350
(Gain) loss on sale of assets, net	32	103	3,010	124
Interest expense	3,553	1,430	9,719	5,013
Other expense	—	672	—	672
Other, net (b)	354	(75)	265	(792)
Income tax expense (benefit)	592	122	1,065	260
Gain (loss) from discontinued operations, net of tax	53	26	79	582
Net income (loss) attributable to noncontrolling interest	34	33	80	207
Net income (loss) attributable to the Partnership	$(4,661)	$(2,456)	$(5,899)	$(3,723)

(a)
Direct operating expenses includes Gathering and Processing segment direct operating expenses of $10.1 million and $5.2 million, respectively, and Transmission segment direct operating expenses of $3.6 million and $5.0 million, respectively, for the three months ended September 30, 2015 and 2014. Direct operating expenses related to our Terminals segment of $1.6 million and $1.6 million for the three months ended September 30, 2015 and 2014 are included within the calculation of Terminals segment gross margin, respectively.

Direct operating expenses includes Gathering and Processing segment direct operating expenses of $28.3 million and $15.2 million, respectively, and Transmission segment direct operating expenses of $10.0 million and $11.9 million, respectively, for the nine months ended September 30, 2015 and 2014. Direct operating expenses related to our Terminals segment of $4.8 million and $4.8 million, respectively, for the nine months ended September 30, 2015 and 2014 are included within the calculation of Terminals segment gross margin.

(b)
Other, net includes realized gain (loss) on commodity derivatives of $0.6 million and less than $(0.1) million, respectively, and COMA income of $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2015 and 2014.

Other, net includes realized gain (loss) on commodity derivatives of $1.0 million and $(0.2) million, respectively, and COMA income of $0.7 million and $0.6 million, respectively, for the nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA to Net income (loss) attributable to the Partnership:
Net income (loss) attributable to the Partnership	$(4,661)	$(2,456)	$(5,899)	$(3,723)
Add:
Depreciation, amortization and accretion expense	9,160	5,706	28,099	19,350
Interest expense	3,285	1,184	9,029	4,028
Debt issuance costs	1,708	3,226	1,984	3,380
Unrealized (gain) loss on derivatives, net	(311)	(706)	(523)	(592)
Non-cash equity compensation expense	643	405	2,891	1,200
Transaction expenses	1,325	521	1,368	1,559
Income tax expense (benefit)	419	103	876	(58)
Loss on impairment of noncurrent assets held for sale	—	—	—	673
Return of capital from unconsolidated affiliates	3,974	983	5,303	983
General Partner contribution for cost reimbursement	330	—	330	—
Deduct:
COMA income	221	66	702	601
OPEB plan net periodic benefit	3	12	9	36
Gain (loss) on sale of assets, net	(182)	(103)	(3,160)	(209)
Adjusted EBITDA	$15,830	$8,991	$45,907	$26,372

General Trends and Outlook

We expect our business to continue to be affected by the key trends discussed in Part II, Item 7 of our Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook”.

Results of Operations — Combined Overview

Gross margin increased by $7.8 million, or 36.6%, for the three months ended September 30, 2015 and increased by $28.6 million, or 42.9%, for the nine months ended September 30, 2015 as compared to the same periods in 2014. For the three months ended September 30, 2015, our gross margin increased as a result of incremental gross margin of $7.1 million associated with the gathering and processing systems obtained through the Costar Acquisition and higher gross margin from the Lavaca System of $0.7 million. For the nine months ended September 30, 2015, the increase in gross margin was largely as a result of incremental gross margin of $25.6 million associated with the gathering and processing systems obtained through the Costar Acquisition and higher gross margin from the Lavaca System of $5.7 million.

For the three months ended September 30, 2015, adjusted EBITDA increased $6.8 million, or 75.6%, compared to the same period in 2014. The increase is primarily related to incremental gross margin in the Gathering and Processing segment from the Costar Acquisition mentioned above and higher cash distributions derived from our earnings in unconsolidated affiliates of $4.0 million, partially offset by higher direct operating expenses associated with the Costar and Lavaca System acquisitions and lower cash paid for deferred financing costs period over period. For the nine months ended September 30, 2015, adjusted EBITDA increased $19.5 million, or 73.9%, compared to the same period in 2014. The increase is primarily related to incremental gross margin in the Gathering and Processing segment from the Costar Acquisition mentioned above, higher gross margin related to the acquisition of the Lavaca System, and higher cash distributions derived from our earnings in unconsolidated affiliates of $5.5 million. These increases were partially offset by higher direct operating expenses associated with the Costar and Lavaca System acquisitions and lower gross margin related to certain legacy assets within the Gathering and Processing segment.

We distributed $32.2 million to holders of our Limited Partner common units, or $1.4175 per unit, during the nine months ended September 30, 2015, including a distribution with respect to the three months ended December 31, 2014. The distribution of $0.4725 per unit represents an increase in distributions of 2.2%, period over period.

The following table and discussion presents certain of our historical condensed consolidated financial data for the periods indicated. The results of operations by segment are discussed in further detail following this combined overview (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statement of Operations Data:
Revenue	$54,825	$69,699	$186,485	$227,940
Gain (loss) on commodity derivatives, net	816	606	1,274	283
Total revenue	55,641	70,305	187,759	228,223
Operating expenses:
Purchases of natural gas, NGLs and condensate	24,431	46,690	86,742	155,729
Direct operating expenses	15,328	11,884	43,162	31,889
Selling, general and administrative expenses	7,639	5,875	20,145	17,105
Equity compensation expense (a)	574	337	2,822	1,132
Depreciation, amortization and accretion expense	9,160	5,706	28,099	19,350
Total operating expenses	57,132	70,492	180,970	225,205
Gain (loss) on sale of assets, net	(32)	(103)	(3,010)	(124)
Operating income (loss)	(1,523)	(290)	3,779	2,894
Other income (expense):
Interest expense	(3,553)	(1,430)	(9,719)	(5,013)
Other expense	—	(672)	—	(672)
Earnings in unconsolidated affiliates	1,094	117	1,265	117
Net income (loss) before income tax (expense) benefit	(3,982)	(2,275)	(4,675)	(2,674)
Income tax (expense) benefit	(592)	(122)	(1,065)	(260)
Net income (loss) from continuing operations	(4,574)	(2,397)	(5,740)	(2,934)
Income (loss) from discontinued operations, net of tax	(53)	(26)	(79)	(582)
Net income (loss)	(4,627)	(2,423)	(5,819)	(3,516)
Net income (loss) attributable to noncontrolling interests	34	33	80	207
Net income (loss) attributable to the Partnership	$(4,661)	$(2,456)	$(5,899)	$(3,723)
Other Financial Data:
Gross margin (b)	$29,134	$21,332	$95,215	$66,580
Adjusted EBITDA (b)	$15,830	$8,991	$45,907	$26,372

(a)	Represents non-cash costs related to our Long-Term Incentive Plan.

(b)
For definitions of gross margin and adjusted EBITDA and reconciliations to their most directly comparable financial measure calculated and presented in accordance with GAAP, and a discussion of how we use gross margin and adjusted EBITDA to evaluate our operating performance, please read the information in this Item under the caption “— How We Evaluate Our Operations.”

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Total Revenue. Our total revenue for the three months ended September 30, 2015 was $55.6 million compared to $70.3 million for the three months ended September 30, 2014. This decrease of $14.7 million was primarily due to a decrease in natural gas revenues of $22.0 million as a result of:

•	lower realized natural gas prices of $2.99/Mcf, which is a decrease of $1.61/Mcf, or 35.0% period over period,

•	lower natural gas sales volumes as a result of converting certain fixed-margin contracts in our transmission segment to firm or interruptible transportation contracts, and

•	lower volumes associated with our elective processing agreement.

The decrease in natural gas revenues was partially offset by:

•	an increase in fee-based revenues of $4.3 million primarily due to higher average throughput volumes in our Gathering and Processing segment of 102.3 MMcf/d, or 44.5% period over period,

•
an increase in NGL revenues of $2.8 million due to higher gross NGL production of 164.0 Mgal/d from our Gathering and Processing segment; partially offset by lower realized NGL prices of $0.51/gal, which was a decrease of $0.46/gal period over period, and

•	an increase in Terminals segment revenue of $0.9 million as a result of incremental storage utilization from acquiring new customers and contractual storage rate escalations.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended September 30, 2015 were $24.4 million compared to $46.7 million for the three months ended September 30, 2014. This decrease of $22.3 million was due to lower natural gas purchases of $23.2 million related to lower volumes and natural gas prices associated with our elective processing arrangements in our Gathering and Processing segment, as well as the conversion of certain fixed-margin contracts to interruptible transportation contracts in our Transmission segment as mentioned above.

Gross Margin. Gross margin for the three months ended September 30, 2015 was $29.1 million compared to $21.3 million for the three months ended September 30, 2014. This increase of $7.8 million was primarily due to an increase in gross margin in our Gathering and Processing segment of $7.9 million, as a result of higher NGL and condensate production of 164.0 Mgal/d and 49.5 Mgal/d, respectively, and higher throughput volumes of 102.3 MMcf/d.

Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2015 were $15.3 million compared to $11.9 million in the three months ended September 30, 2014. This increase of $3.4 million was primarily due to $4.5 million of incremental operating costs associated with the gathering and processing systems acquired in the Costar Acquisition, offset by the timing of activities related to our integrity management and plant repair and maintenance programs.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the three months ended September 30, 2015 were $7.6 million compared to $5.9 million for the three months ended September 30, 2014. This increase of $1.7 million was the result of transaction costs associated with the Delta House Acquisition that closed in the current period and higher costs incurred to manage and integrate our recent acquisitions and support continuing growth.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the three months ended September 30, 2015 was $9.2 million compared to $5.7 million for the three months ended September 30, 2014. This increase of $3.5 million was due to incremental depreciation of fixed assets and amortization of certain intangible assets associated with the Costar Acquisition, and the continuing development of the Lavaca System and Harvey terminals.

Interest Expense. Interest expense for the three months ended September 30, 2015 was $3.6 million compared to $1.4 million for the three months ended September 30, 2014. This increase of $2.2 million was primarily due to higher outstanding borrowings as a result of funding our capital growth projects during the current period, the Costar Acquisition and the Delta House Acquisition.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the three months ended September 30, 2015 was $1.1 million compared to $0.1 million for the three months ended September 30, 2014. This increase was due to higher earnings from MPOG of $0.3 million period over period, and incremental earnings of $0.7 million related to Delta House.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Total Revenue. Our total revenue for the nine months ended September 30, 2015 was $187.8 million compared to $228.2 million for the nine months ended September 30, 2014. This decrease of $40.4 million was primarily due to a decrease in natural gas revenues of $79.2 million as a result of:

•	lower realized natural gas prices of $3.11/Mcf, which is a decrease of $2.03/Mcf, or 39.5% period over period,

•	converting fixed-margin contracts in our transmission segment to firm or interruptible transportation contracts, and

•	lower volumes associated with our elective processing arrangements.

The decrease in natural gas revenues was partially offset by:

•
an increase in NGL revenues of $18.7 million as a result of higher gross NGL production of 214.9 Mgal/d from our Gathering and Processing segment, offset by lower realized NGL prices of $0.60/gal, which is a decrease of $0.42/gal period over period,

•	an increase in fee-based revenue of $15.3 million primarily due to increased average throughput volumes in our Gathering and Processing segment of 84.1 MMcf/day, or 32.4%,

•	an increase in firm transportation revenue of $3.2 million, and

•	an increase in the Terminals segment revenue of $2.0 million as a result of increased storage utilization from acquiring new customers and contractual storage rate escalations.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the nine months ended September 30, 2015 were $86.7 million compared to $155.7 million for the nine months ended September 30, 2014. This decrease of $69.0 million was due to lower natural gas purchases of $81.0 million primarily as a result of lower natural gas prices and lower natural gas volumes related to our elective processing arrangements in our Gathering and Processing segment, as well as, the conversion of certain fixed-margin contracts to interruptible transportation contracts in our Transmission segment as mentioned above.

This decrease was partially offset by incremental NGL and condensate purchases of $11.1 million primarily associated with the gathering and processing systems acquired in the Costar Acquisition.

Gross Margin. Gross margin for the nine months ended September 30, 2015 was $95.2 million compared to $66.6 million for the nine months ended September 30, 2014. This increase of $28.6 million was primarily due to an increase in gross margin in our Gathering and Processing segment of $28.6 million as a result of higher NGL and condensate production of 214.9 Mgal/d and 58.7 Mgal/d, respectively, and higher throughput volumes of 84.1 MMcf/d. These increases were partially offset by lower gross margin in our Transmission segment of $2.0 million as a result of a decrease in average throughput volumes.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2015 were $43.2 million compared to $31.9 million for the nine months ended September 30, 2014. This increase of $11.3 million was primarily due to $12.0 million of incremental operating costs, including costs related to direct labor and benefits, associated with the gathering and processing systems acquired in the Costar Acquisition, and $1.9 million of incremental charges associated with compression rentals used at our Lavaca System. These increases were partially offset by the timing of activities related to our integrity management and plant repair and maintenance programs.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses for the nine months ended September 30, 2015 were $20.1 million compared to $17.1 million for the nine months ended September 30, 2014. This increase of $3.0 million was primarily due to costs incurred to manage and integrate our recent acquisitions and support continuing growth.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the nine months ended September 30, 2015 was $28.1 million compared to $19.4 million for the nine months ended September 30, 2014. This increase of $8.7 million was due to incremental depreciation of fixed assets and amortization of certain intangible assets associated with the Costar Acquisition and the continuing development of the Lavaca System.

Interest Expense. Interest expense for the nine months ended September 30, 2015 was $9.7 million compared to $5.0 million for the nine months ended September 30, 2014. This increase of $4.7 million was primarily due to higher outstanding borrowings as a result of funding our capital growth projects during the current year, the Costar Acquisition and the Delta House Acquisition.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the nine months ended September 30, 2015 was $1.3 million compared to $0.1 million for the nine months ended September 30, 2014. This increase was due to higher earnings from MPOG of $0.5 million period over period, and incremental earnings of $0.7 million related to Delta House.

Results of Operations — Segment Results

Gathering and Processing Segment

The table below contains key segment performance indicators related to our Gathering and Processing segment (in thousands except operating and pricing data).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$40,103	$45,569	$138,991	$147,209
Gain (loss) on commodity derivatives, net	816	606	1,274	283
Total revenue	40,919	46,175	140,265	147,492
Purchases of natural gas, NGLs and condensate	22,055	35,024	79,645	115,383
Direct operating expenses	10,119	5,249	28,342	15,163
Other financial data:
Segment gross margin	$18,422	$10,513	$59,687	$31,122
Operating data:
Average throughput (MMcf/d)	332.1	229.8	344.0	259.9
Average plant inlet volume (MMcf/d) (a) (b)	120.7	62.1	125.5	78.6
Average gross NGL production (Mgal/d) (a) (c)	203.1	39.1	254.4	39.5
Average gross condensate production (Mgal/d) (a)	88.2	38.7	99.6	40.9
Average realized prices:
Natural gas ($/Mcf)	$2.99	$4.60	$3.11	$5.14
NGLs ($/gal)	$0.51	$0.97	$0.60	$1.02
Condensate ($/gal)	$0.91	$2.17	$1.00	$2.21

(a)	Excludes volumes and gross production under our elective processing arrangements.

(b)	Includes gross plant inlet volume associated with our interest in the Burns Point processing plant.

(c)	Includes net NGL production associated with our interest in the Burns Point processing plant.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Segment total revenue for the three months ended September 30, 2015 was $40.9 million compared to $46.2 million for the three months ended September 30, 2014. This decrease of $5.3 million was primarily due to lower realized natural gas, NGL, and condensate prices of 35.0%, 47.4%, and 58.1%, respectively, and lower natural gas volumes related to our elective processing arrangements.

These decreases were partially offset by higher average throughput volumes of 102.3 MMcf/d and higher average NGL and condensate production of 164.0 Mgal/d and 49.5 Mgal/d, respectively. The increase in average throughput volumes is primarily due to incremental average throughput volumes associated with the gathering and processing systems related to the Costar Acquisition and higher throughput volumes on the Lavaca System.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the three months ended September 30, 2015 were $22.1 million compared to $35.0 million for the three months ended September 30, 2014. This decrease of $12.9 million was primarily due to lower realized natural gas and NGL prices and lower natural gas volumes related to our elective processing arrangements, partially offset by incremental purchases associated with off-spec NGL and condensate throughput volumes at the Longview System.

Segment Gross Margin. Segment gross margin for the three months ended September 30, 2015 was $18.4 million compared to $10.5 million for the three months ended September 30, 2014. This increase of $7.9 million was primarily due to incremental gross margin of $7.1 million related to the Longview, Chapel Hill, Danville, Yellow Rose, and Bakken Systems and higher gross margin of $0.7 million at the Lavaca System.

Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2015 were $10.1 million compared to $5.2 million for the three months ended September 30, 2014. This increase of $4.9 million was primarily due to the incremental operating costs associated with the gathering and processing systems acquired in the Costar and Lavaca acquisitions, partially offset by the timing of activities related to our integrity management and plant repair and maintenance programs.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. Segment total revenue for the nine months ended September 30, 2015 was $140.3 million compared to $147.5 million for the nine months ended September 30, 2014. This decrease of $7.2 million was primarily due to lower realized natural gas, NGL, and condensate prices of 39.5%, 41.2%, and 54.8%, respectively.

These decreases were partially offset by higher average throughput volumes of 84.1 MMcf/d, and higher average NGL and condensate production of 214.9 Mgal/d and 58.7 Mgal/d, respectively. The increase in average throughput volumes is primarily due to incremental average throughput volumes associated with the gathering and processing systems related to the Costar Acquisition and higher throughput volumes on the Lavaca System.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the nine months ended September 30, 2015 were $79.6 million compared to $115.4 million for the nine months ended September 30, 2014. This decrease of $35.8 million was primarily due to lower purchase costs associated with natural gas and NGLs, period over period, due to lower realized natural gas and NGL prices and lower natural gas volumes associated with our elective processing arrangements. These decreases were partially offset by incremental purchases associated with off-spec NGL and condensate throughput volumes related to the Longview System.

Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2015 was $59.7 million compared to $31.1 million for the nine months ended September 30, 2014. This increase of $28.6 million was primarily due to incremental gross margin of $25.6 million related to the Longview, Chapel Hill, Danville, Yellow Rose, and Bakken Systems and higher gross margin of $5.7 million at our Lavaca System. These increases were offset by lower NGL and condensate production at certain legacy gathering and processing systems due to a decline in plant inlet volumes.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2015 were $28.3 million compared to $15.2 million for the nine months ended September 30, 2014. This increase of $13.1 million was primarily due to the incremental operating costs associated with the gathering and processing systems acquired in the Costar and Lavaca acquisitions, partially offset by the timing of activities related to our integrity management and plant repair and maintenance programs.

Transmission Segment

The table below contains key segment performance indicators related to our Transmission segment (in thousands except operating and pricing data).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment Financial and Operating Data:
Transmission segment
Financial data:
Total revenue	$9,977	$20,328	$34,148	$69,417
Purchases of natural gas, NGLs and condensate	2,376	11,666	7,097	40,346
Direct operating expenses	3,595	5,033	10,027	11,887
Other financial data:
Segment gross margin	$7,581	$8,619	$26,975	$28,983
Operating data:
Average throughput (MMcf/d)	693.8	683.8	733.4	770.6
Average firm transportation - capacity reservation (MMcf/d)	623.6	534.2	658.4	568.8
Average interruptible transportation - throughput (MMcf/d)	405.3	393.4	421.9	463.9

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Segment total revenue for the three months ended September 30, 2015 was $10.0 million compared to $20.3 million for the three months ended September 30, 2014. This decrease of $10.3 million in segment revenue was primarily due to converting certain fixed-margin arrangements to interruptible and firm transportation agreements during the first quarter of 2015, and therefore substantially reducing the sales of natural gas throughput volumes and also the need for us to purchase such volumes.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the three months ended September 30, 2015 were $2.4 million compared to $11.7 million for the three months ended September 30, 2014. This decrease of $9.3 million was primarily due to converting certain fixed-margin arrangements to interruptible and firm transportation agreements, and therefore substantially reducing our need to purchase natural gas throughput volumes.

Segment Gross Margin. Segment gross margin for the three months ended September 30, 2015 was $7.6 million compared to $8.6 million for the three months ended September 30, 2014. This decrease of $1.0 million was primarily due to changes in pipeline imbalances and lower interruptible transportation margins period over period, offset by higher average throughput volumes of 1.5%.

Direct Operating Expenses. Direct operating expenses for the three months ended September 30, 2015 were $3.6 million compared to $5.0 million for the three months ended September 30, 2014. This decrease of $1.4 million was primarily related to the timing of activities associated with our integrity management program.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. Segment total revenue for the nine months ended September 30, 2015 was $34.1 million compared to $69.4 million for the nine months ended September 30, 2014. This decrease of $35.3 million in segment revenue was primarily due to converting certain fixed-margin arrangements to interruptible and firm transportation agreements during the first quarter of 2015.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the nine months ended September 30, 2015 were $7.1 million compared to $40.3 million for the nine months ended September 30, 2014. This decrease of $33.2 million was primarily due to converting certain fixed-margin arrangements to interruptible and firm transportation agreements, and therefore substantially reducing our need to purchase natural gas throughput volumes.

Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2015 was $27.0 million compared to $29.0 million for the nine months ended September 30, 2014. This decrease of $2.0 million was primarily due to lower average throughput volumes of 4.8%, lower interruptible transportation margins, and changes in pipeline imbalances period over period.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2015 were $10.0 million compared to $11.9 million for the nine months ended September 30, 2014. This decrease of $1.9 million was primarily related to the timing of activities associated with our integrity management program.

Terminals Segment

The table below contains key segment performance indicators related to our Terminals segment (in thousands except operating data).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment Financial and Operating Data:
Terminals segment
Financial data:
Total revenue	$4,745	$3,802	$13,346	$11,314
Direct operating expenses	1,614	1,602	4,793	4,839
Other financial data:
Segment gross margin	$3,131	$2,200	$8,553	$6,475
Operating data:
Contracted Capacity (Bbls)	1,587,900	1,244,333	1,453,678	1,223,478
Design Capacity (Bbls)	1,784,133	1,520,667	1,651,667	1,317,289
Storage utilization (a)	89.0%	81.8%	88.0%	92.9%

(a)	Excludes storage utilization associated with our discontinued operations.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Segment total revenue for the three months ended September 30, 2015 was $4.7 million compared to $3.8 million for the three months ended September 30, 2014. The increase of $0.9 million was primarily attributable to increases in contracted storage capacity due to the expansion efforts at the Harvey and Westwego terminals and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for both the three months ended September 30, 2015 and the three months ended September 30, 2014 were approximately $1.6 million.

Segment Gross Margin. Segment gross margin for the three months ended September 30, 2015 was $3.1 million compared to $2.2 million for the three months ended September 30, 2014. The increase of $0.9 million was primarily attributable to an increase in storage revenue while managing direct labor costs associated with providing ancillary services.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. Segment total revenue for the nine months ended September 30, 2015 was $13.3 million compared to $11.3 million for the nine months ended September 30, 2014. The increase of $2.0 million was primarily attributable to increases in contracted storage capacity due to the expansion efforts at the Harvey and Westwego terminals and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for the nine months ended September 30, 2015 of $4.8 million was consistent with the nine months ended September 30, 2014.

Segment Gross Margin. Segment gross margin for the nine months ended September 30, 2015 of $8.6 million compared to $6.5 million for the nine months ended September 30, 2014. The increase of $2.1 million was primarily attributable to an increase in storage revenue while managing direct labor costs associated with providing ancillary services.

Liquidity and Capital Resources

Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.
The principal sources of our liquidity at September 30, 2015, were sources of liquidity we have accessed historically, including available borrowings under our Amended Credit Agreement, issuance of equity in the capital markets or through private transactions, and financial support from ArcLight, who controls our General Partner. In addition, in the future we may seek to raise capital through the issuance of equity and unsecured senior notes. Given our historical success in accessing various sources of liquidity, we believe that cash generated from operating cash flows and the sources of liquidity described above will be sufficient to meet our short-term working capital requirements, medium-term maintenance capital expenditure requirements, and quarterly cash distributions for at least the next twelve months. In the event these sources are not sufficient, we would pursue other sources of cash funding, including, but not limited to, additional forms of debt or equity financing. In addition, we would reduce capital expenditures, direct operating expenses and selling, general and administrative expenses, as necessary, and reduce or eliminate quarterly distributions if required to maintain ongoing operations, which is permitted under our partnership agreement.
Our liquidity for the nine months ended September 30, 2015 was impacted by the following:

•	issuances of 2,571,430 Series A-2 Units, the proceeds of which were used to pay down outstanding borrowings;

•	issuance of 7,500,000 Limited Partner common units for $81.0 million in net proceeds; and

•
completion of the First Amendment and Incremental Agreement to our Amended and Restated Credit Agreement dated as of September 5, 2014, which increased our borrowing capacity from $500.0 million to $750.0 million, with the ability to further increase the borrowing capacity to $900.0 million subject to lender approval.

Changes in crude oil, natural gas, NGL and condensate prices and the terms of our contracts have a direct impact on our generation and use of cash from operations due to their impact on net income (loss), along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the volumes from our gathering and processing activities with fixed price commodity swaps. For additional information regarding our derivative activities, please read the information provided under Part II, Item 7A of our Annual Report under the caption, "Quantitative and Qualitative Disclosures about Market Risk" and Part I, Item 3 of this Quarterly Report under the caption "Quantitative and Qualitative Disclosures about Market Risk".

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

Our Credit Facility

On September 18, 2015, we entered into the First Amendment and Incremental Commitment Agreement (the "First Amendment") to the Partnership's Amended and Restated Credit Agreement dated as of September 5, 2014 (as amended by the First Amendment, the "Amended Credit Agreement"), which provides for a maximum borrowing equal to $750.0 million, with the ability to further increase the borrowing capacity to $900.0 million subject to lender approval. The Amended Credit Agreement contains certain financial covenants, including i) the requirement that our indebtedness not exceed 4.75 times adjusted consolidated EBITDA for the prior twelve month period adjusted in accordance with the Amended Credit Agreement (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted consolidated EBITDA), and ii) a minimum interest coverage ratio that requires our adjusted consolidated EBITDA to exceed consolidated interest charges by not less than 2.50 times. The financial covenants in our Amended Credit Agreement may limit the amount available to us for borrowing to less than $750.0 million. We can elect to have loans under our Amended Credit Agreement bear interest either at a Eurodollar-based rate plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.

Our obligations under the Amended Credit Agreement are secured by a lien on substantially all of our assets. Advances made under the Amended Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the Amended Credit Agreement include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2019.

The Amended Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

As of September 30, 2015 our consolidated total leverage was 4.44 and our interest coverage ratio was 10.18, which were in compliance with the financial covenants required in the Amended Credit Agreement. The maximum permitted consolidated total leverage ratio was 5.25 for the four quarters ended September 30, 2015, as result of the acquisition of the Delta House Acquisition in September 2015 in accordance with the provisions of the Amended Credit Agreement regarding permitted acquisitions.  The maximum permitted consolidated total leverage ratio will revert to 4.75 for the quarter ended June 30, 2016. As of September 30, 2015, we had approximately $508.7 million of outstanding borrowings and available borrowing capacity of $92.5 million under the Amended Credit Agreement.

At September 30, 2015 and December 31, 2014, letters of credit outstanding under the Amended Credit Agreement were $1.4 million and $1.6 million, respectively.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. Our working capital surplus was $3.7 million at September 30, 2015, compared with a working capital deficit of $14.2 million at December 31, 2014.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$31,631	$18,240
Investing activities	(152,312)	(156,860)
Financing activities	120,182	138,686

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Activities. Net cash provided by operating activities was $31.6 million for the nine months ended September 30, 2015 compared to $18.2 million for the nine months ended September 30, 2014. Net cash provided by operating activities for the nine months ended September 30, 2015 increased by $13.4 million period over period primarily due to increased gross margin of $28.6 million, and an increase in the change in operating assets and liabilities of $2.8 million. These increases in operating cash flows were partially offset by increases in direct operating expenses and selling, general and administrative expenses of $11.3 million and $3.0 million, respectively, and an increase in interest expense of $4.7 million due to a higher outstanding borrowings as a result of the Costar Acquisition and the Delta House Acquisition; as well as, funding our capital growth projects during the current year.

Our long-term cash flows from operating activities are dependent on commodity prices, average throughput volumes, costs required for continued operations and cash interest expense. Average throughput volume changes also impact cash flow, but have not been as volatile as commodity prices. Another source of variability in our cash flows from operating activities is fluctuation in commodity prices, which we partially mitigate by entering into commodity derivatives.

Investing Activities. Net cash used in investing activities was $152.3 million for the nine months ended September 30, 2015 compared to $156.9 million for the nine months ended September 30, 2014. Cash used in investing activities for the nine months ended September 30, 2015 decreased by $4.6 million period over period primarily due to a lack of acquisitions of $110.9 million in 2015, cash received of $7.4 million in 2015 primarily related to reimbursement for certain capital expenditures that we have incurred, or will incur, related to the Costar Acquisition, return of restricted cash of $6.5 million, and higher cash disbursements received from unconsolidated affiliates in excess of cumulative earnings of $4.3 million. These increase were offset by higher capital expenditures of $70.6 million primarily related to the Lavaca and Bakken Systems, and higher cash disbursements of $52.4 million related to equity method investments primarily related to the Delta House Acquisition.

Financing Activities. Net cash provided by financing activities was $120.2 million for the nine months ended September 30, 2015 compared to $138.7 million for the nine months ended September 30, 2014. Cash provided by financing activities for the nine months ended September 30, 2015 decreased by $18.5 million period over period primarily due to lower proceeds from the issuance of common units to the public of $123.4 million, cash distributions in excess of carrying value received related to the Delta House Acquisition of $100.6 million, absence of proceeds raised from the issuance of Series B Units, and an increase in unit holder distributions of $17.4 million. These decreases in financing cash flows were partially offset by the issuance of Series A-2 units for aggregate proceeds of $45.0 million, and an increase of $208.7 million in net borrowings from our credit facility.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. At September 30, 2015, our material off-balance sheet arrangements and transactions included operating lease arrangements and service contracts. There are no other transactions, arrangements, or other relationships associated with our investments in unconsolidated affiliates or related parties that are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources. At September 30, 2015, our off-balance sheet arrangements did not change materially from those listed in under the label "Contractual Obligations" within Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report filed on March 10, 2015.

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

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the nine months ended September 30, 2015, capital expenditures totaled $111.9 million, including expansion capital expenditures of $102.4 million, maintenance capital expenditures of $5.3 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $4.2 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our partnership agreement.

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

On October 22, 2015, we announced a distribution of $0.4725 per unit for the quarter ended September 30, 2015, or $1.89 per unit on an annualized basis, payable on November 13, 2015 to unitholders of record on November 4, 2015.

Critical Accounting Policies

There were no changes to our critical accounting policies from those disclosed in our Annual Report filed on March 10, 2015.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 2 - Recent Accounting Pronouncements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The following should be read in conjunction with the information provided in Part II, Item 7A of our Annual Report under the caption "Quantitative and Qualitative Disclosures about Market Risk". We enter into derivative agreements to hedge exposure to commodity prices associated with natural gas, NGLs, and crude oil. We are exposed to non-performance by our counterparties on our open derivative contracts. The counterparties to certain of our commodity swap contracts are investment-grade rated financial institutions and therefore we do not expect significant exposure to non-performance. We did not post collateral under any of these contracts, as they are secured under the Amended Credit Agreement. We account for our derivative activities whereby each derivative instrument is recorded on the balance sheet as either an asset or liability measured at fair value. Refer to Note 7 "Derivatives" for further details.

As of September 30, 2015, we have hedged approximately 31 percent of our expected exposure to NGL prices and 34 percent of our expected exposure to oil prices through the end of 2015.

The table below sets forth certain information regarding the financial instruments used to hedge our commodity price risk as of September 30, 2015:

Commodity	Instrument	Volumes (a)	Weighted Average Price	Period	Fair value at September 30, 2015 (in thousands)
NGLs (gal)	Swaps	(1,890,000)	$0.97	Oct 2015 - Dec 2015	$482

Oil (Bbl)	Swaps	(6,600)	$62.80	Oct 2015 - Dec 2015	112

					$594

(a)	Contracted and notional volumes represented as a net short financial position by instrument.

Interest Rate Risk

To manage the impact of the interest rate risk associated with our credit facility, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows. The notional amount of our interest rate swap that expired August 1, 2015, was $100.0 million. The interest rate swap was entered into with a single counterparty and we were not required to post collateral.

The credit markets have continued to experience historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will begin to tighten, resulting in higher interest rates. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $3.1 million on an unhedged basis for the nine months ended September 30, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the management of our General Partner, including our General Partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. Due to the material weakness in internal control over financial reporting described below, our Certifying Officers have concluded our disclosure controls and procedures were ineffective as of September 30, 2015.

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

Remediation plan for spreadsheet deficiencies

With respect to the identified material weakness, we have assessed, developed and implemented specific guidance and procedures describing the expected level of reviews to be performed on our key spreadsheets used in the preparation and analysis of accounting and financial information. This includes the validation of inputs, assumptions and formulas.  We believe this process is appropriately designed to strengthen controls surrounding the use of our key spreadsheets. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness.

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

The management of our General Partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2015, the end of the period covered by this report, our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

Other than the change described under Remediation plan for spreadsheet deficiencies, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information about our business, financial conditions and results of operations set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report and below in this Quarterly Report.

We have no control over the entities that own and operate Delta House.

We recently acquired a 26.33% equity interest in Pinto, an entity that owns (i) approximately 49% of the limited liability company interests of Delta House FPS LLC and (ii) approximately 49% of the limited liability company interests of Delta House Oil & Gas Lateral LLC, which respectively own the Delta House floating production system and related pipeline infrastructure. As a result, we own a minority interest in Pinto, which in turn owns a minority interest in Delta House FPS LLC and Delta House Oil & Gas Lateral LLC. Pursuant to the limited liability company agreement of Pinto, we have no management control or authority over the day-to-day operations, capital calls, expenditures, expansions or any other decision with regard to Delta House and its related infrastructure. We may be required to make significant capital contributions to Delta House, or risk dilution of our investment. In the event Delta House does not perform to expectations, we have no ability to make changes in operations.

The value of our interests in operations located in the U.S. Gulf of Mexico could be adversely impacted by increased regulation and continuing regulatory uncertainty.

Operations in the U.S. Gulf of Mexico have been subject to an increasingly stringent regulatory environment including government regulations focused on offshore operating requirements, spill cleanup, and enforcement matters. These regulations also implement additional safety and certification requirements applicable to offshore activities in the U.S. Gulf of Mexico. Certain operating assets such as our High Point system and our Offshore Texas system, and certain non-operated interests in operations located in the U.S. Gulf of Mexico that we currently hold or may hold in the future, are subject to such increased regulations, including our non-operated interests in MPOG and Delta House. As a result, the value of our interests in these operations may be adversely affected by these regulations. Future regulatory requirements could delay activities from these operations and reduce our revenues, resulting in reduced cash flows and profitability.

Severe weather in the U.S. Gulf of Mexico, including named windstorms, could cause significant damage and disruption to our business interests located in that region.

The U.S. Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis, the frequency of which may increase with climate change. Our High Point system and our Offshore Texas system, and our non-operated interests in MPOG and Delta House, are susceptible to adverse weather conditions in the U.S. Gulf of Mexico, including hurricanes and other extreme weather conditions. High winds, storm surge, and turbulent seas can cause significant damage and curtail these operations for extended periods during and after such weather conditions, which may result in decreased revenues from our interests in these operations. In addition, these adverse weather conditions in the U.S. Gulf of Mexico can affect producers connected to our facilities even if our facilities are not damaged, which may result in decreased revenues from our interests in these operations.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The Internal Revenue Service ("IRS") may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among the unitholders.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Accordingly, our counsel is unable to opine as to the validity of this method. The U.S. Treasury Department previously issued proposed Treasury Regulations under the Internal Revenue Code of 1986, as amended (the "Code"), which were adopted with certain modifications as final Treasury Regulations on August 3, 2015. The final Treasury Regulations provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders to ours; however, the final Treasury Regulations do not specifically authorize the use of the proration method we have adopted. The final Treasury Regulations are generally effective for taxable years beginning on or after August 3, 2015 and so are not expected to apply to us until our taxable year beginning on January 1, 2016. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among the unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess us for any taxes (including any applicable penalties and interest) resulting from such audit adjustment and collect such taxes directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess us for any taxes (including any applicable penalties and interest) resulting from such audit adjustment and collect such taxes directly from us. We expect to have the ability to shift any such tax liability to our General Partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

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

3.5
Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated July 24, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 6, 2014).

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

3.11
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC dated August 7, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 12, 2015).

3.12
Amendment No. 6 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, L.P., dated November 3, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 9, 2015 (File No. 001-35257))

3.13
Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated as of November 3, 2015, (incorporated by reference to Exhibit 3.1 to American Midstream Partners, LP Form 8-K filed November 9, 2015 (File No.001-35257))

4.1
Warrant to Purchase Common Units of American Midstream Partners, LP, dated February 5, 2014 (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on February 10, 2014).

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

10.2
Purchase and Sale Agreement by and between Toga Offshore, and American Midstream Delta House, LLC dated August 7, 2015 (filed as Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 12, 2015).

10.3
First Amendment and Incremental Commitment Agreement, dated as of September 18, 2015, by and among American Midstream, LLC, Blackwater Investments, Inc. American Midstream Partners, LP, Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on September 21, 2015).

10.4
First Amendment to Employment Agreement, dated as of November 4, 2015, by and between American Midstream GP, LLC and Michael D. Suder (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP Form 8-K filed November 9, 2015 (File No. 001-35257))

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 9, 2015

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

3.5
Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated July 24, 2014 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 6, 2014).

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

3.11
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC dated August 7, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 12, 2015).

3.12
Amendment No. 6 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, L.P., dated November 3, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 9, 2015 (File No. 001-35257))

3.13
Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated as of November 3, 2015, (incorporated by reference to Exhibit 3.1 to American Midstream Partners, LP Form 8-K filed November 9, 2015 (File No.001-35257))

4.1
Warrant to Purchase Common Units of American Midstream Partners, LP, dated February 5, 2014 (filed as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257 ) filed on February 10, 2014).

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

10.2
Purchase and Sale Agreement by and between Toga Offshore, and American Midstream Delta House, LLC dated August 7, 2015 (filed as Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 12, 2015).

10.3
First Amendment and Incremental Commitment Agreement, dated as of September 18, 2015, by and among American Midstream, LLC, Blackwater Investments, Inc. American Midstream Partners, LP, Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on September 21, 2015).

10.4
First Amendment to Employment Agreement, dated as of November 4, 2015, by and between American Midstream GP, LLC and Michael D. Suder (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP Form 8-K filed November 9, 2015 (File No. 001-35257))

31.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Stephen W. Bergstrom, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Daniel C. Campbell, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2015 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Submitted electronically herewith