Form 10-K
period 2015-12-31
American Midstream Partners, LP
filed 2016-03-07
CIK 1513965

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained in, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):    Yes  ☐   No  ☒
The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2015, was $354,233,679. The aggregate market value was computed by reference to the closing price of the registrant's common units on the New York Stock Exchange on June 30, 2015.
There were 30,889,659 common units and 9,499,370 Series A Units of American Midstream Partners, LP outstanding as of March 4, 2016. Our common units trade on the New York Stock Exchange under the ticker symbol "AMID."
Documents Incorporated by Reference
None.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of words, such as "may," "could," "project," "believe," "anticipate," "expect," "estimate," "potential," "plan," "forecast" and other similar words.

All statements that are not statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the risks set forth in "Item 1A. Risk Factors" in this Annual Report on Form 10-K (the "Annual Report") as well as the following risks and uncertainties:

•	our ability to generate sufficient cash from operations to pay distributions to unitholders;

•	our ability to maintain compliance with financial covenants and ratios in our credit facility;

•	the timing and extent of changes in natural gas, crude oil, NGLs and other commodity prices, interest rates and demand for our services;

•	the level and success of natural gas and crude oil drilling around our assets and our success in connecting natural gas and crude oil supplies to our gathering and processing systems;

•	our ability to access capital to fund growth including access to the debt and equity markets, which will depend on general market conditions;

•	our dependence on a relatively small number of customers for a significant portion of our gross margin;

•	the level of creditworthiness of counterparties to transactions;

•	changes in laws and regulations, particularly with regard to taxes, safety, regulation of over-the-counter derivatives market and entities, and protection of the environment;

•	our ability to successfully balance our purchases and sales of natural gas;

•	the demand for NGL products by the petrochemical, refining or other industries;

•	severe weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	the adequacy of insurance to cover our losses;

•	our ability to grow through contributions from affiliates, acquisitions or internal growth projects;

•	our management's history and experience with certain aspects of our business and our ability to hire as well as retain qualified personnel to execute our business strategy;

•	our ability to remediate any material weakness in internal control over financial reporting;

•	volatility in the price of our common units;

•	security threats such as military campaigns, terrorist attacks, and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

•
our ability to timely and successfully integrate our current and future acquisitions, including the realization of all anticipated benefits of any such transaction, which otherwise could negatively impact our future financial performance;

•	general economic, market and business conditions, including industry changes and the impact of consolidations and changes in competition;

•	the amount of collateral required to be posted from time to time in our transactions; and

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity and interest rate risks.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Annual Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in "Item 1A. Risk Factors" in this Annual Report. Statements in this Annual Report speak as of the date of this report. Except as may be required by applicable securities laws, we undertake no obligation to publicly update or advise investors of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Condensate
Liquid hydrocarbons present in casinghead gas that condense within the gathering system and are removed prior to delivery to the natural gas plant. This product is generally sold on terms more closely tied to crude oil pricing.

/d        Per day.

FERC         Federal Energy Regulatory Commission.

Fractionation    Process by which natural gas liquids are separated into individual components.

GAAP        Generally Accepted Accounting Principles in the United States of America

Gal         Gallons.

Mgal/d        Million gallons per day.

MBbl         Thousand barrels.

MMBbl         Million barrels.

MMBbl/d    Million barrels per day.

MMBtu         Million British thermal units.

Mcf         Thousand cubic feet.

MMcf         Million cubic feet.

MMcf/d        Million cubic feet per day.

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

As used in this Annual Report, unless the context otherwise requires, "we," "us," "our," the "Partnership" and similar terms refer to American Midstream Partners LP, together with its consolidated subsidiaries. References in this Annual Report to our "General Partner" refer to American Midstream GP, LLC.

PART I
Item 1. Business

Overview

American Midstream Partners, LP (along with its consolidated subsidiaries, "we," "us," "our," or the "Partnership") is a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of gathering, treating, processing, and transporting natural gas; gathering, transporting, storing, treating and fractionating NGLs; gathering, storing and transporting crude oil and condensates; and storing specialty chemical products, all through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, three marine terminal sites, three interstate pipelines, five intrastate pipelines and one crude oil pipeline. We also own a 66.7% non-operated interest in Main Pass Oil Gathering Company ("MPOG"), a crude oil gathering and processing system; a 50% undivided, non-operated interest in the Burns Point Plant, a natural gas processing plant; a 46% non-operated interest in Mesquite, an off-spec condensate fractionation project; and a 12.9% non-operated indirect interest in Delta House, a floating production system platform and related pipeline infrastructure. Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas, and the Gulf of Mexico, provide critical infrastructure that links producers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate more than 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.8 million barrels of storage capacity across three marine terminal sites.

Our operations are organized into three segments: i) Gathering and Processing, ii) Transmission and iii) Terminals. In our Gathering and Processing segment, we receive fee-based and fixed-margin compensation for gathering, processing, transporting and treating natural gas and crude oil. Where we provide processing services at the plants that we own or share an interest, or obtain processing services for our own account under our elective processing arrangements, we typically retain and sell a percentage of the residue natural gas and/or resulting NGLs under percent-of-proceeds ("POP") arrangements.

In our Transmission segment, the majority of our segment gross margin is generated by firm capacity reservation charges and interruptible transportation services from throughput volumes on our interstate and intrastate pipelines.

In our Terminals segment, we generally receive fee-based compensation under guaranteed firm storage contracts, throughput fees charged to our customers when their products are either received or disbursed, and other operational charges associated with ancillary services provided to our customers, such as excess throughput, steam heating, truck weighing, etc.

Recent Developments

Delta House Investment

On September 18, 2015, the Partnership acquired a 26.3% non-operated interest in Pinto Offshore Holdings, LLC ("Pinto") (the "Delta House Investment"), an entity that owns a non-operated interest in (i) approximately 49% of the limited liability company interests of Delta House FPS LLC and (ii) approximately 49% of the limited liability company interests of Delta House Oil and Gas Lateral LLC, which respectively own the Delta House floating production system and related pipeline infrastructure ("Delta House"). We acquired our interest in Pinto in exchange for $162.0 million in cash. The Partnership funded the purchase price with the net proceeds of its public offering of 7.5 million common units which closed on September 15, 2015, and with borrowings under the Partnership's Amended and Restated Credit Agreement, as amended by the First Amendment and Incremental Commitment Agreement, dated as of September 14, 2014 (as amended, the "Credit Agreement").

Delta House is a floating production platform system with associated crude oil and natural gas export pipelines, located in the Mississippi Canyon region of the deepwater Gulf of Mexico with nameplate processing capacity of 80,000 barrels of crude oil per day (Bbl/d) and 200 million cubic feet of natural gas per day (MMcf/d), and peak processing capacity of 100,000 Bbl/d of crude oil and 240 MMcf/d of gas. Cash flows for Delta House are supported by a 100% fee-based tiered tariff structure with ship-or-pay components. Delta House was developed by ArcLight Capital Partners, LLC ("ArcLight") and LLOG Exploration Offshore, LLC ("LLOG Exploration"), a leading private deepwater exploration company in the Gulf of Mexico, as well as a consortium of exploration companies, and commenced operations in April 2015. LLOG Exploration operates Delta House.

Series A-2 Convertible Preferred Units

On March 30, 2015 and June 30, 2015, we entered into two Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC ("Magnolia"), which is an affiliate of High Point Infrastructure Partners, LLC ("HPIP") pursuant to which the Partnership issued, in separate private placements, Series A-2 Convertible Preferred Units ("Series A-2 Units") for approximately $45.0 million in gross proceeds. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A Convertible Preferred Units (such previously existing Series A Units are referred to as the "Series A-1 Units" and, together with the Series A-2 Units, the "Series A Units"), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the Board of Directors of our General Partner. The Board of Directors of our General Partner has, to date, elected to pay distributions on Series A Units using paid-in-kind Series A Units, which began with the distribution for the three months ended June 30, 2014 and will continue through the distribution for the quarter ended March 31, 2016.

Partnership Agreement Amendment

On July 27, 2015, we entered into the Fifth Amendment (the “Fifth Amendment”) to the Fourth Amended and Restated Agreement of Limited Partnership ("the Partnership Agreement"). The Fifth Amendment grants us the right (the “Call Right”) to require the holders of the Series A-2 Units (the “Series A-2 Holders”) to sell, assign and transfer all or a portion of the then outstanding Series A-2 Units to us for a purchase price of $17.50 per Series A-2 Unit (subject to appropriate adjustments). We may exercise the Call Right at any time, in connection with our acquisition of assets or equity from ArcLight Energy Partners Fund V, L.P., or one of its affiliates, for a purchase price in excess of $100 million. We may not exercise the Call Right with respect to any Series A-2 Units that a Series A-2 Holder has elected to convert into common units on or prior to the date we have provided notice of our intent to exercise the Call Right, and may not exercise the Call Right if doing so would result in a default under any of our financing agreements or obligations.

Market Conditions

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $26.21 per barrel from January 1, 2015 through March 1, 2016. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.71 per MMBtu from January 1, 2015 through March 1, 2016. We are unable to predict future movements in the market price for natural gas, crude oil and NGLs and thus, cannot predict the ultimate impact of prices on our operations. For the year ended December 31, 2015, net loss attributable to the Partnership was $127.5 million, primarily as a result of impairments of goodwill of $118.6 million, compared to net loss attributable to the Partnership of $98.0 million, primarily as a result of impairments of property, plant and equipment, for the year ended December 31, 2014. If commodity prices remain depressed or continue to trend lower as they did in 2015 and early 2016, this could lead to reduced profitability and may impact our liquidity and compliance with the financial covenants in our Credit Agreement. Reduced profitability may result in future potential non-cash impairments of long-lived assets, goodwill, or intangible assets, as well as the reduction or elimination of distributions to our unitholders.

Business Strategies

Our principal business objective is to strategically grow the Partnership in order to maintain or increase the quarterly cash distributions that we pay to our unitholders while ensuring the long-term stability of our business. We strive to achieve this objective by executing the following strategies:

Continue Our Commitment to Safe and Environmentally Sound Operations. The safety of our employees and the communities in which we operate is our highest priority. We believe it is critical to safely handle natural gas, crude oil and NGLs for our customers, while striving to minimize the environmental impact of our operations. We have implemented a safety performance program, including an integrity management program, and planned maintenance programs to increase the safety, reliability and efficiency of our operations.

Pursue Strategic and Accretive Acquisitions, Including Acquisitions from ArcLight and Its Affiliates in Drop Down Transactions. We plan to pursue accretive acquisitions of energy infrastructure assets, including in drop-down transactions from ArcLight who control our General Partner, and its affiliates, that are complementary to our existing asset base or that provide attractive returns in new operating regions or business lines. We plan to pursue acquisitions in our areas of operation that we believe will allow us to realize operational efficiencies by capitalizing on our existing infrastructure, personnel and customer relationships. We also plan to seek acquisitions in new geographic areas or new but related business lines to the extent that we believe we can utilize our operational expertise to enhance our business with these acquisitions.

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

Attract Additional Volumes to Our Systems. We intend to attract new volumes of natural gas, crude oil and specialty chemicals to our systems and terminals from existing and new customers by continuing to provide superior customer service and through aggressively marketing our services to additional customers in our areas of operation. We have available capacity on the majority of our systems; as a result, we can accommodate additional volumes at a minimal incremental cost.

Manage Exposure to Commodity Price Risk. We work to manage our commodity price exposure by targeting a contract portfolio that is weighted toward firm transportation, as well as fee-based and fixed-margin contracts, while often seeking to mitigate direct commodity price exposure by using hedging activities. For the years ended December 31, 2015, 2014, and 2013, $105.8 million, $76.6 million, and $48.7 million, or 85.8%, 74.4%, and 65.1% respectively, of our gross margin was generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts, which have little or no direct commodity price exposure. The GAAP measure most comparable to gross margin is net income (loss) attributable to the Partnership. Those contracts, together with our percent-of-proceeds contracts, generated relatively stable cash flows. Due to declining commodity prices, we had not entered into commodity hedge contracts to hedge production in 2016 and beyond as of December 31, 2015.

Pursue and Maintain Financial Flexibility and Conservative Leverage. We plan to pursue a disciplined financial policy and seek to maintain a conservative capital structure that we believe will allow us to develop of new asset platforms and attractive organic growth projects and acquisitions.

Competitive Strengths

We believe that we will be able to successfully execute our business strategies because of the following competitive strengths:

Relationship with ArcLight. ArcLight controls HPIP, the majority owner of our General Partner, and has a proven track record of investments across the energy industry. ArcLight bases its investments on fundamental asset values and defined growth strategies with a focus on investing in cash flow generating assets and service companies with conservative capital structures. We believe our growth strategy may benefit from this relationship.

Diversified Asset Base. Our assets are diversified geographically and by business line, which contributes to the stability of our cash flows and creates a number of potential growth avenues for our business. We primarily operate in seven states and the Gulf of Mexico, have access to multiple sources of natural gas supply, and service various interstate and intrastate pipelines, as well as utility, industrial and other commercial customers. We believe this diversification provides us with a variety of growth opportunities and mitigates our exposure to reduced activity in any one area.

Strategically Located Assets. Our assets are located in areas where we believe there will be opportunities to access new natural gas, crude oil and specialty chemical supplies and to capture new customers who are underserved by our competitors. Upon the stabilization of the commodities market, we expect drilling activity to recommence or continue on and around the majority of our assets, and we believe that our assets are strategically positioned to capitalize on this drilling activity, increased demand for midstream services and growing commodity consumption in the shale plays of the Bakken, Eagle Ford and Permian as well as East Texas, Gulf Coast and Southeast U.S. regions. This belief is based on:

•	the proximity of our gathering and transmission systems to newly producing wells and the relatively lower cost to connect to our systems compared to those farther away;

•	the available capacity of our systems, coupled with an ability to economically add capacity to our systems; and

•
the availability of multiple downstream interconnects that many of our systems have provides our customers with multiple market delivery options, which often causes our systems to be more attractive than those of our competitors.

Well Positioned to Pursue Opportunities Overlooked by Larger Competitors. Our size and flexibility, in conjunction with our geographically diverse asset base, positions us to pursue economically attractive growth projects and acquisitions that may not be attractive to our competitors. Given the size of our business, these opportunities may have a larger financial impact on us than they would on our competitors and may provide us with material growth opportunities. The benefits of our size and flexibility apply not only to the opportunities around our current assets but also to opportunities to develop new asset platforms as well, which allows us to pursue the development of new systems that may positively impact our company.

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

Experienced Management and Operating Teams. Our executive management team has an average of approximately 25 years of experience in the midstream energy industry. The team possesses a comprehensive skill set to support our business and enhance unitholder value through asset optimization, accretive development projects and acquisitions. In addition, our field supervisory team has operated our assets for an average of more than 25 years. We believe that our field employees' knowledge of the assets will further contribute to our ability to execute our business strategies. Furthermore, the interests of our executive management and operating teams are strongly aligned with those of common unitholders, including through their ownership of common units and participation in our Second Amended and Restated Long-Term Incentive Plan or Third Amended and Restated Long-Term Incentive Plan (as applicable, the "Long-Term Incentive Plan" or "LTIP").

Our Assets

We own and operate twelve gathering systems, five processing facilities, three fractionation facilities, three marine terminal sites, three interstate pipelines, five intrastate pipelines and one crude oil pipeline. We also own a 66.7% non-operated interest in MPOG, a crude oil gathering and processing system; a 50% undivided, non-operated interest in the Burns Point Plant, a natural gas processing plant; a 46% non-operated interest in Mesquite, an off-spec condensate fractionation project; and a 12.9% non-operated indirect interest in Delta House, a floating production system platform and related pipeline infrastructure. Our primary assets are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas and the offshore Gulf of Mexico. We organize our operations into three business segments: i) Gathering and Processing; ii) Transmission; and iii) Terminals.

Gathering and Processing Segment

General

Our Gathering and Processing segment consists of midstream natural gas systems that provide the following services to our customers:

•	gathering;

•	compression;

•	treating;

•	processing;

•	fractionating;

•	transportation; and

•	sales of natural gas, crude oil, NGLs and condensate.

Our Gathering and Processing assets are located in Alabama, Louisiana, Mississippi, North Dakota and Texas and in shallow state and federal waters in the Gulf of Mexico off the coast of Louisiana and are positioned in areas with opportunities for organic growth. We continually seek new sources of raw natural gas and crude oil supply to maintain and increase the throughput volume on our gathering systems and through our processing plants.

We generally derive revenue in our Gathering and Processing segment from fee-based, fixed-margin and POP arrangements, for our producer and supplier customers and our own account. We have no keep-whole arrangements with our customers. For the year ended December 31, 2015, our fee-based and fixed-margin arrangements and our POP arrangements accounted for approximately 77.3% and 22.7%, respectively, of our segment gross margin for the Gathering and Processing segment. For the year ended December 31, 2014, our fee-based and fixed-margin arrangements and our POP arrangements accounted for approximately 48.3% and 51.7%, respectively, of our segment gross margin for the Gathering and Processing segment.

The following table provides information regarding our Gathering and Processing segment assets as of December 31, 2015, and for the years ended December 31, 2015 and 2014.

	Approximate Gas Gathering System (Miles)	Approximate Design Capacity (MMcf/d)	Compression (Horsepower)	Number of Plants and Fractionators	Approximate Average Throughput (MMcf/d)
					Years Ended December 31,
					2015	2014
Gathering and Processing
Lavaca (a)	203	218	32,000	—	119.1	65.0
Magnolia	116	120	3,328	—	27.1	21.7
Longview (b)	620	50	23,880	3	17.2	4.7
Chapel Hill (b)	90	20	2,540	2	14.6	4.1
Yellow Rose (b)	47	40	3,256	1	4.2	1.3
Bakken (c)	43	40	—	—	—	—
Chatom (d)	24	25	3,456	2	5.9	6.4
Bazor Ridge	169	22	8,615	1	7.6	9.6
Other (e)	267	556	13,962	1	142.5	162.0
Total	1,579	1,091	91,037	10	338.2	274.8

(a)	The Lavaca System was acquired effective January 31, 2014.

(b)	The gathering and processing assets of Costar Midstream were acquired effective October 1, 2014.

(c)
This includes the crude oil gathering system in the Williston Basin with capacity of 40,000 bbl/d which commenced operation in October 2015. From October 2015 through December 2015, the Bakken system had average throughput volumes of 8,639 Bbl/d.

(d)	We have included approximate average throughput at 100% for the Chatom System. As of December 31, 2015, we owned 92.2% undivided interest in the Chatom System.

(e)	Other includes our Gloria and Lafitte, Quivira and Burns Point, and Offshore Texas systems.

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

Magnolia System

The Magnolia gathering system is a Section 311 intrastate pipeline that gathers coal-bed methane in Tuscaloosa, Greene, Bibb, Chilton and Hale counties of Alabama and delivers this natural gas to an interconnect with the Transcontinental Gas Pipe Line Co. pipeline system ("Transco Pipeline System"), an interstate pipeline owned by The Williams Companies, Inc. The Magnolia System consists of approximately 116 miles of pipeline with small-diameter gathering lines and trunk lines ranging from six to 24 inches in diameter and one compressor station with 3,328 horsepower.

Longview System

The Longview gathering and processing system consists of approximately 620 miles of high- and low-pressure gathering lines with diameters ranging from two to twenty inches with a combined compression capacity of 23,880 horsepower. Our Longview System also contains two cryogenic processing plants with a design capacity of approximately 50 MMcf/d, one fractionation unit with 8,500 Bbls/d of capacity, product storage tanks, and truck racks to receive off-spec condensate. The Longview System is located near Longview in Gregg County, Texas. Located adjacent to the Longview System is a rail facility, which is currently under construction, that will transport off-spec condensate. This facility commenced operations in the first quarter of 2016.

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

Yellow Rose System

The Yellow Rose gathering and processing system consists of approximately 47 miles of low-pressure, rich-gas gathering system and 40 MMcf/d cryogenic processing plant that commenced operations in October, 2014. The Yellow Rose System is located in Martin County, Texas.

Bakken System

The Bakken crude oil gathering pipeline system consists of a 43 mile pipeline with capacity to transport up to approximately 40,000 Bbls/d of crude oil for delivery to the Tesoro Logistics pipeline located Northeast of Watford City, North Dakota and a planned interconnect with the Energy Transfer Dakota Access Pipeline. The system, which commenced operations in October 2015, provides producers in the area with access to refinery, rail and pipeline markets. The system also has the capability to receive volumes through its truck rack, which also commenced operations in November 2015. From October 2015 through December 2015, the Bakken system had average throughput volumes of 8,639 Bbl/d.

Chatom System

The Chatom System consists of a 25 MMcf/d cryogenic processing plant, a 1,900 Bbl/d fractionation unit, a 160 long-ton per day sulfur recovery unit, and a 24 mile gas gathering system and compression capacity of 3,456 horsepower. The system is located in Washington County, Alabama, approximately 15 miles from our Bazor Ridge processing plant in Wayne County, Mississippi. The Chatom System gathers natural gas from onshore crude oil and natural gas wells in the Norphlet and Smackover formations in Alabama and Mississippi. Chatom also has a truck rack and the capability to provide condensate stabilization services.

Bazor Ridge System

The Bazor Ridge gathering and processing system consists of approximately 169 miles of pipeline, with diameters ranging from three to eight inches, and three compressor stations with a combined compression capacity of 1,069 horsepower. Our Bazor Ridge System is located in Jasper, Clarke, Wayne and Greene counties of Mississippi. The Bazor Ridge System also contains a sour natural gas treating and cryogenic processing plant located in Wayne County, Mississippi, with a design capacity of approximately 22 MMcf/d as well as four inlet and one discharge compressor with approximately 5,218 of combined horsepower. The natural gas supply for our Bazor Ridge System is derived primarily from rich natural gas produced from crude oil wells targeting the mature Upper Smackover formation.

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

Quivira and Burns Point Systems. The Quivira gathering system consists of approximately 34 miles of pipeline, with a 12-inch diameter mainline and several laterals ranging in diameter from six to eight inches. The system originates offshore of Iberia and St. Mary parishes of Louisiana in Eugene Island Block 24 and terminates onshore in St. Mary Parish, Louisiana, at a connection with the Burns Point Plant, a cryogenic processing plant with a design capacity of 165 MMcf/d that is jointly owned by us and the plant operator, Enterprise Gas Processing, LLC ("Enterprise"). We hold a 50% undivided, non-operated interest in the Burns Point Plant. We acquired an interest in the asset group and not in a legal entity. We and Enterprise are proportionately liable for the liabilities. Outside of the rights and responsibilities of the operator, we and Enterprise have equal rights and obligations to the assets. Significant non-capital and maintenance capital expenditures, plant expansions and significant plant dispositions require the approval of both owners.

Offshore Texas System. The Offshore Texas System consists of the GIGS and Brazos systems, two parallel gathering systems that share common geography and operating characteristics and have approximately 56 miles of pipeline with diameters ranging from six to 16 inches and a design capacity of approximately 100 MMcf/d. The Offshore Texas System is in a position to provide gathering and dehydration services to natural gas producers in the shallow waters of the Gulf of Mexico offshore Texas.

Customers and Contracts

With respect to our Gathering and Processing segment, substantially all of the natural gas produced on our Lavaca System is delivered to Penn Virginia Corporation for processing. On our Gloria and Lafitte systems, we have a buy/sell agreement whereby most of the natural gas is sold to ConocoPhillips for use at the Alliance Refinery in Plaquemines Parish, Louisiana, under a contract that expires in 2023. For the year ended December 31, 2015, our Gathering and Processing segment derived 12% of its revenue from both ConocoPhillips and Penn Virginia, respectively. For the year ended December 31, 2014, our Gathering and Processing segment derived 33% and 12% of its revenue from ConocoPhillips and Shell, respectively.

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

The following table provides information regarding our Transmission segment assets as of December 31, 2015, and for the years ended December 31, 2015 and 2014.

	Approximate Transmission System (Miles)	Jurisdiction	Compression (Horsepower)	Approximate Design Capacity (MMcf/d)	Approximate Average Throughput (MMcf/d)
					Years Ended December 31,
					2015	2014
Transmission
High Point	574	Intrastate	—	1,120	371.6	427.3
Midla/MLGT (a)	432	Interstate/Intrastate	3,600	518	139.7	183.8
AlaTenn/Bamagas/TriGas	383	Interstate/Intrastate	3,665	710	182.7	160.3
Chalmette	39	Intrastate	—	125	14.6	7.5
Total	1,428		7,265	2,473	708.6	778.9

(a)	Includes the SIGCO system.

High Point System

The High Point System consists of approximately 574 miles of natural gas and liquids pipeline assets located in southeast Louisiana and the shallow water and deep shelf Gulf of Mexico. The High Point System gathers natural gas from both onshore and offshore producing regions around southeast Louisiana. The onshore footprint is Plaquemines and St. Bernard Parish, Louisiana. The offshore footprint consists of the following federal Gulf of Mexico zones: Mississippi Canyon, Viosca Knoll, West Delta, Main Pass, South Pass and Breton Sound. Natural gas is collected at more than 63 receipt points that connect to hundreds of wells targeting various geological zones in water depths up to 1,000 feet, with an emphasis on crude oil and liquids-rich reservoirs. The High Point System is comprised of FERC-regulated transmission assets and non-jurisdictional gathering assets, both of which accept natural gas from well production and interconnected pipeline systems. The High Point System delivers the natural gas to the Toca Gas Processing Plant, which is operated by Enterprise, where the products are processed and the residue gas is sent to an unaffiliated interstate system owned by Kinder Morgan Energy Partners.

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

The MLGT System is an intrastate transmission system that sources natural gas from interconnects with the FGT Pipeline system, the Tetco Pipeline system, the Transco Pipeline system and our Midla System to a Baton Rouge, Louisiana refinery owned and operated by ExxonMobil Corporation and several other industrial customers. Our MLGT System has a design capacity of approximately 170 MMcf/d and is comprised of approximately 54 miles of pipeline with diameters ranging from three to 14 inches. The MLGT System is connected to five receipt and 19 delivery points.

On April 16, 2015, the FERC approved the Midla Agreement between Midla and its customers allowing Midla to retire the existing 1920s vintage pipeline and replace the existing natural gas service with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Midla-Natchez Line”) to serve existing residential, commercial, and industrial customers. Under the Midla Agreement, customers not served by the new Midla-Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service. On June 29, 2015, the Partnership filed for authorization to construct the Midla-Natchez pipeline with the FERC, which was approved on December 17, 2015. Construction is expected to commence in the first half of 2016 with service beginning in late 2016. Under the Midla Agreement, Midla plans to execute long-term agreements seeking to recover its investment in the Midla-Natchez Line.

We also own a number of miscellaneous interconnects and small laterals that are collectively referred to as the SIGCO assets.

AlaTenn/Bamagas/Trigas

AlaTenn System. The AlaTenn System is a FERC-regulated interstate natural gas pipeline that interconnects with TGP and travels west to east delivering natural gas to industrial customers in northwestern Alabama, as well as the city gates of Decatur and Huntsville, Alabama. Our AlaTenn System has a design capacity of approximately 200 MMcf/d and is comprised of approximately 294 miles of pipeline with diameters ranging from three to 16 inches and includes two compressor stations with combined capacity of 3,665 horsepower. The AlaTenn System is connected to 19 active delivery and four receipt points, including the Tetco Pipeline system, an interstate pipeline owned by Spectra Energy Transmission, LLC, and the Columbia Gulf Pipeline system, an interstate pipeline owned by NiSource Gas Transmission and Storage.

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

Trigas System. Our Trigas System is located in three counties in northwestern Alabama and has approximate design capacity of 60 MMcf/d.

Chalmette System

The Chalmette System is located in St. Bernard Parish, Louisiana. The approximate design capacity for the Chalmette System is 125 MMcf/d.

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

For our High Point systems, we have interruptible transportation contracts in place with various customers operating in both onshore and offshore producing regions around southeast Louisiana. During 2015, we converted a fixed-margin arrangement on our MLGT System to an interruptible transportation contract, which has reduced the amount of natural gas that we transport.

Within the Transmission segment, the weighted-average remaining life of our firm and interruptible transportation contracts is approximately five years and less than one year, respectively. Superior Natural Gas Corporation and Enbridge Marketing (US) L.P. are the two largest purchasers of natural gas and transmission capacity in our Transmission segment and accounted for approximately 19% and 16%, respectively, of our segment revenue for the year ended December 31, 2015. For the year ended December 31, 2014, ExxonMobil and Enbridge Marketing (US) L.P. accounted for approximately 43% and 16%, respectively, of our segment revenue.

Terminals Segment

General

Our Terminals segment consists of approximately 1.8 million barrels of storage capacity across three marine terminal sites located in Westwego, Louisiana; Brunswick, Georgia; and Harvey, Louisiana. Our Terminals segment provides above-ground storage services at our marine terminals that support various commercial customers, including commodity brokers, refiners, and chemical manufacturers, to store a range of products, including petroleum products, distillates, chemicals and agricultural products.

The following table provides information regarding our Terminals segment assets as of December 31, 2015, and for the years ended December 31, 2015 and 2014.

				Storage Utilization (%)
				As of December 31,
Terminals	Number of Tanks	Approximate Contracted Capacity (Bbls)	Approximate Design Capacity (Bbls)	2015	2014
Westwego	48	981,400	1,044,600	93.9%	100.0%
Brunswick	5	221,000	221,000	100.0	100.0
Harvey (a)	21	390,000	535,200	72.9	16.4
Total	74	1,592,400	1,800,800	88.4%	86.8%

(a)	The Harvey terminal commenced operations in July of 2014.

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

This terminal is ideally suited to serve petroleum, chemical and agricultural customers who need deep-water access and distribution in the southeastern United States. Income from the Brunswick Terminal is derived from storage capacity contracts, throughput charges for receipt and delivery of our customers' products and other services requested by our customers, such as blending services. The terms of our storage capacity contracts will range from month-to-month to multiple years, with renewal options.

At the Brunswick Terminal, we offer product transfer via river vessel, railcar and bulk-liquid carrying truck. At the Brunswick Terminal, the customer's liquid product is received by barge or ship at the dock. The product is transferred from barges or ships to the storage tank via the terminal's internal pipeline system. The customer's product is removed from storage at our terminal by truck, railcar and/or barge or ship. The length of time that the customer's product is to be held in storage without transfer will vary depending on the customer's needs.

Harvey Terminal Operations

The Harvey Terminal is located on 56 acres on the west bank of the Mississippi River in the Port of New Orleans and equipped to handle a wide variety of petroleum and chemical products. Terminal storage operations at the Harvey Terminal commenced in July 2014 and currently consists of 21 above-ground storage tanks with a combined capacity of approximately 535,200 barrels. The Harvey Terminal is a full-service storage site, including 3,000 feet of rail track that can accommodate up to 50 cars, a two bay semi-automated truck loading facility, and a deepwater shipdock allowing for product transfers via ship, barge, railcar, and/or tank truck. The Partnership recently executed an agreement with a major refinery customer to lease 650,000 barrels of storage capacity at the Harvey Terminal, of which 550,000 will be newly constructed, increasing the site's total storage capacity to approximately 1.1 million barrels by the end of 2016. When fully developed, the Harvey Terminal has the potential to provide more than 2 million barrels of storage capacity.

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

Among all of our customers in this segment, the weighted-average remaining life of our guaranteed firm storage contracts are approximately 2.2 years. Occidental Chemical Corporation and Monsanto Company are the two largest customers in our Terminals segment and accounted for approximately 21% and 13%, respectively, of our segment revenue for the year ended December 31, 2015. Shell Trading (US) Company and Shrieve Chemical Products, Inc accounted for approximately 20% and 19%, respectively, of our segment revenue for the year ended December 31, 2014.

Investment in Unconsolidated Affiliates

Delta House

We own a 12.9% non-operated indirect interest in Delta House, a semi-submersible floating production system (“FPS”) with associated crude oil and natural gas export pipelines located in the Mississippi Canyon region of the deepwater Gulf of Mexico. The FPS receives raw production from deepwater wells, which includes a mixture of crude oil, natural gas, and produced water, and separates the production into its components. The separated crude oil and natural gas pressures are increased, creating pipeline quality crude oil and natural gas that flows into the respective crude oil and natural gas export pipelines. Delta House is operated by LLOG Exploration and has nameplate processing capacity of 80,000 Bbl/d and 200 MMcf/d and peak processing capacity of 100,000 Bbl/d and 240 MMcf/d.

Main Pass Oil Gathering System

We own a 66.7% non-operated interested in MPOG, a crude oil gathering system located offshore the Southeast coast of Louisiana in the Gulf of Mexico. The approximately 100 mile system has a total design capacity of approximately 160,000 Bbl/d and is currently operated by Panther Operating Companies, LLC, a subsidiary of the minority interest owner, Panther Companies.

Mesquite

We own a 46% non-operated interest in Mesquite, a joint venture with EnLink Midstream located near Midland, Texas. The Mesquite facility includes a rail terminal, 5,000 Bbl/d condensate stabilization facility and 5,000 Bbl/d fractionation unit that facilitates the receipt, treatment and sale of off-spec condensate and NGLs via pipeline, truck and rail.

Competition

The natural gas gathering, compression, treating and transportation business is very competitive. Our competitors in our Gathering and Processing segment include other midstream companies, producers, intrastate and interstate pipelines. Competition for natural gas volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. Our major competitors in this segment include DCP Midstream LLC; Enbridge Energy Partners; LP; Energy Transfer Partners, L.P; EnLink NGL Marketing, L.P.; Kinder Morgan Energy Partners; Midcoast Energy Partners, and Southcross Energy Partners, L.P.

Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for natural gas, crude oil and/or NGLs. Competition is also increased in those geographic areas where our commercial contracts with our customers are shorter term and therefore must be renegotiated on a more frequent basis.

In our Transmission segment, we compete with other pipelines that serve regional markets, specifically in our Baton Rouge market. An increase in competition could result from new pipeline installations or expansions of existing pipelines. Competitive factors include the commercial terms, available capacity, fuel efficiencies, the interconnected pipelines and natural gas quality issues. Our major competitors for this segment are Columbia Gulf Transmission Company; EnLink NGL Marketing, L.P.; Enterprise Gas Processing, LLC; Gulf South Pipeline Company, LP; Southern Natural Gas Company; Tennessee Gas Pipeline Company, LLC, and Texas Eastern Pipeline.

In our Terminals segment, we compete with a number of existing storage facilities within the New Orleans to Baton Rouge, Louisiana refining and manufacturing corridor, the southeast USA, Florida and Georgia area and the Delmarva, Maryland Peninsula area. Our major competitors for this segment are International-Matex Tank Terminals; Kinder Morgan Energy Partners; LBC Tank Terminals; Royal Vopak; Stolt-Nielsen Limited, and Westway Terminals Company LLC.

Other Segment Information

For additional information on our segments, including revenues from customers, profit or loss and total assets, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 15. "Exhibits and Financial Statement Schedules."

Safety and Maintenance

We are subject to regulation by the Pipeline and Hazardous Materials Safety Administration ("PHMSA") pursuant to the Natural Gas Pipeline Safety Act of 1968 ("NGPSA"), and by the Pipeline Safety Improvement Act of 2002 ("PSIA"), which was recently reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil and natural gas transportation pipelines and some gathering lines in high-consequence areas. The PHMSA has developed regulations implementing the PSIA that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in "high-consequence areas," such as high population areas. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which became law in January 2012, increases the penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The PHMSA issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. We believe that this rule does not apply to any of our pipelines. In April 2015, PHMSA proposed rulemaking that would require leak detection for all hazardous liquid pipelines and require periodic assessment of hazardous liquid pipelines not already covered by the integrity management requirements. A final rule has not been issued. To date, PHMSA has not proposed rules expanding the integrity management requirements for natural gas pipelines. While we cannot predict the outcome of these legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations. We cannot predict with any certainty at this time the terms of any new laws or rules or the costs of compliance associated with such requirements.

We regularly inspect our pipelines, and third parties assist us in interpreting the results of the inspections.

States are largely preempted by federal law from regulating pipeline safety for interstate lines, but most states are certified by the U.S. Department of Transportation ("DOT") to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, because states can adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines, states vary considerably in their authority and capacity to address pipeline safety. These state crude oil and gas standards may include requirements for facility design and management in addition to requirements for pipelines. We do not anticipate any significant difficulty in complying with applicable state laws and regulations. Our natural gas pipelines have continuous inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.

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

In April 2008, the FERC issued a Policy Statement regarding the composition of proxy groups for determining the appropriate return on equity for natural gas and crude oil pipelines using FERC's Discounted Cash Flow ("DCF") model for setting cost-of-service or recourse rates. The FERC denied rehearing and no petitions for review of the Policy Statement were filed. In the policy statement, FERC concluded, among other matters that MLPs should be included in the proxy group used to determine return on equity for both natural gas and crude oil pipelines, but the long-term growth component of the DCF model should be limited to fifty percent of long-term gross domestic product. The adjustment to the long-term growth component, and all other things being equal, results in lower returns on equity than would be calculated without the adjustment. However, the actual return on equity for our interstate pipelines will depend on the specific companies included in the proxy group and the specific conditions at the time of the future rate case proceeding. FERC's policy determinations applicable to MLPs are subject to further modification.

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

Offshore Natural Gas Pipelines

Our offshore natural gas gathering pipelines are subject to federal regulation under the Outer Continental Shelf Lands Act, which requires that all pipelines operating on or across the outer continental shelf provide open and nondiscriminatory access to shippers. From 1982 until 2012, the Minerals Management Service ("MMS"), of the U.S. Department of the Interior ("DOI"), was the federal agency that managed the nation's crude oil, natural gas, and other mineral resources on the outer continental shelf, which is all submerged lands lying seaward of state coastal waters which are under U.S. jurisdiction, and collected, accounted for, and disbursed revenues from federal offshore mineral leases. On June 18, 2010, the Minerals Management Service was renamed the Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE"). In October 2011, the BOEMRE was reorganized into and replaced by two separate agencies, the Bureau of Ocean Energy Management ("BOEM") and the Bureau of Safety and Environmental Enforcement ("BSEE"). The BOEM manages the exploration and development of the nation's offshore resources. BOEM seeks to appropriately balance economic development, energy independence, and environmental protection through crude oil and gas leases, renewable energy development and environmental reviews and studies. BSEE works to promote safety, protect the environment, and conserve resources offshore through vigorous regulatory oversight and enforcement.

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

Air Quality and Climate Change

Our operations are subject to the federal Clean Air Act and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations and processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil or criminal penalties and may result in the limitation or cessation of construction or operation of certain air emission sources. Although we can give no assurances, we believe such requirements will not have a material adverse effect on our financial condition or operating results, and the requirements are not expected to be more burdensome to us than to any similarly situated company. As the EPA issues new, lower National Ambient Air Quality Standards ("NAAQS"), we may be required to incur certain capital expenditures for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. For example, in June 2010, the EPA issued a new NAAQS for sulfur dioxide, or SO2, and replaced the 24-hour and annual standards with a more stringent hourly standard. In October 2015, the agency finalized a reduction of the national ambient air quality standard for ozone standard from 75 parts per billion to 70 parts per billion; both nitrogen oxides and VOCs are ozone precursors. This reduction is expected to increase the number of ozone nonattainment areas. In September 2015, the EPA also proposed Control Technology Guidelines for emissions of VOCs from crude oil and natural gas industry sources to be relied upon by states when implementing the ozone standard in ozone nonattainment areas. We believe that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

On April 17, 2012, the EPA approved final rules under the Clean Air Act that establish new air emission controls for crude oil and natural gas production, pipelines and processing operations. These rules became effective on October 15, 2012. The established specific new requirements regarding emissions from wet seal and reciprocating compressors at production facilities, gathering systems, boosting facilities and onshore natural gas processing plants, effective October 15, 2012, and from pneumatic controllers and storage vessels at production facilities, gathering systems, boosting facilities and onshore natural gas processing plants, effective October 15, 2013. In addition, the rules revise existing requirements for volatile organic compound emissions from equipment leaks at onshore natural gas processing plants by lowering the leak definition for valves from 10,000 parts per million to 500 parts per million and requiring the monitoring of connectors, pumps, pressure relief devices and open-ended lines, effective October 15, 2012. Initial compliance and ongoing compliance with the new subset of rules required capital expenditures and ongoing compliance expenses. Following the publication of the final rule, the EPA received petitions for reconsideration of certain aspects of the standards. On April 12, 2013, the EPA published proposed updates to the NSPS Section OOOO storage tank requirements. On September 23, 2013, the EPA published final revisions to the NSPS Section OOOO storage tank requirements, including a phase-in of installation of VOC controls and alternate limits for tanks where emissions have declined. The EPA issued revised definitions related to the stages of well completions and amended storage tank requirements under NSPS Section OOOO in December 2014 and further revised the storage tank requirements in March 2015. The EPA continues to reconsider other portions of Section OOOO. The rule is also the subject of Petitions for Review before the U.S. Court of Appeals for the District of Columbia Circuit.

A number of states have adopted or considered programs to reduce “greenhouse gases,” or GHGs and the EPA has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. According to the EPA, this final action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, particularly the Prevention of Significant Deterioration program and Title V permitting. These requirements for stationary sources took effect on January 2, 2011; however, in June 2014 the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a federal air permit based solely on emissions of greenhouse gases. Large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. The EPA has also published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. In December 2014, the EPA proposed to amend and expand greenhouse gas reporting requirements to all segments of the oil and gas sector, with a final regulation expected to be effective by January 1, 2016 with initial reporting submitted by March 31, 2017 for all affected sources.

In September of 2015 the EPA released proposed rules to set emission standards for methane and volatile organic compounds, or VOCs, for certain new, modified and reconstructed emission sources across the oil and gas sector. The proposed rules affect sources that had VOC requirements under the 2012 NSPS rule but now this is to include methane for these sources. For sources not affected by the 2012 rule the proposed rule will implement VOC and methane standards for those sources. The proposed rules apply to facilities constructed, modified or reconstructed after September 1, 2015 and would include 2012 rules as well as new provisions within the 2015 proposed rules. In particular the rules affect centrifugal and reciprocating compressors, pneumatic pumps, fugitive emissions from well sites and compressor stations and equipment leaks at natural gas processing plants. Additionally, in January 2016, the Bureau of Land Management proposed additional rules designed to reduce methane venting and flaring from production wells, pneumatic controllers and storage tanks on federal and tribal lands, which are expected to be finalized in 2016.

The permitting, regulatory compliance and reporting programs taken as a whole increase the costs and complexity of operating oil and gas operations in compliance with these legal requirements, with resulting potential to adversely affect our cost of doing business, demand for the oil and gas we transport and may require us to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Water Discharges

The Federal Water Pollution Control Act ("Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. and to conduct construction activities in waters and wetlands. In May 2015, the EPA and the U.S. Army Corps of Engineers issued a final rule to clarify which waters and wetlands are subject to Clean Water Act regulation. The implementation of this rule was stayed nationwide in October 2015. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of pollutants and chemicals. Spill Prevention Control and Countermeasure ("SPCC") requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flow.

Safe Drinking Water Act

The underground injection of crude oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. We own and operate an acid gas disposal well in Wayne County, Mississippi, as part of our Bazor Ridge gas treating facilities. This well takes a combination of hydrogen sulfide and carbon dioxide recovered from the raw field natural gas feeding the Bazor Ridge Gas plant and injects it into an underground formation permitted for this purpose. The well received an Underground Injection Control ("UIC") Class 2 permit through the Mississippi state oil and gas board in 1999. As part of our permit requirements, we perform regular inspection, maintenance and reporting to the state on the condition and operations of this well which is adjacent to our processing plant. We believe that our facilities will not be materially adversely affected by such requirements.

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

Anti-terrorism Measures

The federal Department of Homeland Security regulates the security of chemical and industrial facilities pursuant to regulations known as the Chemical Facility Anti-Terrorism Standards. These regulations apply to oil and gas facilities, among others, that are deemed to present “high levels of security risk.” Pursuant to these regulations, certain of our facilities are required to comply with certain regulatory provisions, including requirements regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information.

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

Employees

We do not have any employees. The officers of our General Partner manage our operations and activities. As of December 31, 2015, our General Partner employed approximately 300 people who provide direct, full-time support to our operations. All of the employees required to conduct and support our operations are employed by our General Partner. None of these employees are covered by collective bargaining agreements, and our General Partner considers its employee relations to be positive.

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

If any of the following risks were to occur, our business, financial condition, results of operations or cash flows could be materially adversely affected. In that case, we might not be able to pay the minimum quarterly distribution on our common units, the trading price of our common units could decline and you could lose all or part of your investment in us.

Risks Related to our Business

Our Credit Agreement includes financial covenants and ratios. We may have difficulty maintaining compliance with such financial covenants and ratios, which include a consolidated total leverage ratio on a quarterly basis, which could adversely affect our operations and our ability to pay distributions to our unitholders.

We depend on our credit facility for working capital and future expansion capital needs and, as necessary, to fund a portion of cash distributions to unitholders. We are required to comply with certain financial covenants and ratios in our Credit Agreement, including a consolidated interest coverage ratio, consolidated total leverage ratio and consolidated secured leverage ratio. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels. Our failure to comply with any of the covenants under our Credit Agreement could result in a default, which could cause all of our existing indebtedness to become immediately due and payable.

Our ability to pay distributions to holders of our common and Series A Units is partially dependent upon general economic conditions in the energy industry, which continue to deteriorate.

The actual amount of cash that is available to be distributed each quarter depends, in part, upon general economic conditions in the energy industry, which are beyond our control and the control of our General Partner.  As conditions in the energy industry have continued to deteriorate many master limited partnerships have decreased the amount of, or suspended the payment of, distributions to holders of common units. If the current state of the energy industry continues for a prolonged period of time, or the condition worsens, we may be forced to reduce or suspend distributions to holders of our common and Series A Units.

We may not have sufficient cash from operations following the preferred distribution on our Series A Units, the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner, to enable us to pay distributions to holders of our common units.

We may not have sufficient available cash from operations each quarter to enable us to pay the minimum quarterly distribution of $0.4125 per common unit or at all. These distributions may only be made from cash available for distribution after the preferred quarterly distribution to which our Series A Units are entitled, the establishment of cash reserves, and payment of our fees and expenses. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather, process and transport;

•	the level of production of crude oil and natural gas and the resultant market prices of crude oil and natural gas and NGLs;

•	realized pricing impacts on our revenue and expenses that are directly subject to commodity price exposure;

•	changes in the fees we charge for our services;

•	the market prices of natural gas and NGLs relative to one another, which affects our processing margins;

•	the effect of seasonal variations in temperature on the amount of natural gas and crude oil that we transport and the amount of natural gas that we store, process and treat;

•	capacity charges and volumetric fees associated with our transportation services;

•	storage capacity utilization associated with our terminals segment;

•	the level of competition from other midstream energy companies in our geographic markets;

•	the creditworthiness of our customers;

•	the level of our operating, maintenance and selling, general and administrative costs;

•
regulatory action affecting the supply of, or demand for, natural gas, the transportation rates we can charge on our regulated pipelines, how we contract for services, our existing contracts, our operating costs and our operating flexibility; and

•	acts of God.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures we make;

•	the cost of acquisitions, and the resulting costs of integrations, if any;

•	our debt service payments and requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our Credit Agreement;

•	the amount of cash reserves established by our General Partner; and

•	other business risks affecting our cash levels.

There is no guarantee that unitholders will receive quarterly distributions from us. Our distributions are determined each quarter by the Board of Directors of our General Partner based on the board’s consideration of the foregoing factors, our financial position, earnings, cash flow, current and future business needs and other relevant factors at that time. We may reduce or eliminate distributions at any time we have insufficient cash available for distributions. This may be due to insufficient cash reserves, requirements to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs.

Because of the natural decline in production from existing wells in our areas of operation, our success depends on our ability to obtain new sources of natural gas, NGLs and crude oil, which is dependent on factors beyond our control. Any decrease in the volumes of natural gas that we gather, process or transport could adversely affect our business and operating results.

The commodity volumes that support our business are dependent on the level of production from natural gas and crude oil wells connected to our systems, including volumes from significant customers, the production of which will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our systems, we must obtain new sources of natural gas and crude oil. The primary factors affecting our ability to obtain non-dedicated sources of natural gas and crude oil include i) the level of successful drilling activity in our areas of operation and ii) our ability to compete for volumes from successful new wells.

We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things:

•	prevailing and projected natural gas, crude oil and NGL prices;

•	the availability and cost of capital;

•	demand for natural gas, crude oil and NGLs;

•	levels of reserves;

•	geological considerations;

•	environmental or other governmental regulations, including the availability of drilling permits; and

•	the availability of drilling rigs and other production and development costs.

Fluctuations in energy prices, like the ongoing declines in commodity prices of crude oil, natural gas and NGLs, can also greatly affect the development of new reserves. Further declines in crude oil, natural gas and NGLs prices could have a negative impact on exploration, development and production activity, and, if sustained, are likely to lead to further decreases in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets. We are unable to predict future potential movements in the market price for natural gas, crude oil and NGLs and thus, cannot predict the ultimate impact of prices on our operations. If commodity prices continue to remain low or trend lower as they have since the latter part of 2014, this could lead to reduced profitability and may impact our liquidity and compliance with financial covenants in our Credit Agreement. Reduced profitability may also result in future non-cash impairments of long-lived assets, goodwill, or intangible assets.

Because of these and other factors, even if new natural gas, NGL and crude oil reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain the current levels of throughput on our systems, it could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

Natural gas, crude oil, NGL and other commodity prices are volatile, and a reduction in these prices in absolute terms, or an adverse change in the prices of natural gas and NGLs relative to one another, could adversely affect our gross margin and cash flow and our ability to make distributions to our unitholders.

We are subject to risks due to frequent and often substantial fluctuations in commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. Natural gas prices have been under downward pressure in recent years and were highly volatile in 2014. The NYMEX daily settlement price for natural gas for the forward month contract in 2015 ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu. NGL prices are generally positively correlated to the price of WTI crude oil, which has also exhibited frequent and substantial fluctuations. Oil prices declined dramatically in late 2014 and remained low in 2015 and early 2016. The NYMEX daily settlement price for WTI crude oil for the forward month contract in 2015 ranged from a high of $61.43 per Bbl to a low of $34.73 per Bbl.

The markets for and prices of natural gas, crude oil, NGLs and other hydrocarbon commodities depend on factors that are beyond our control. These factors include the supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors, including:

•	worldwide economic conditions;

•	worldwide political events, including actions taken by foreign oil and gas producing nations;

•	worldwide weather events and conditions, including natural disasters and seasonal changes;

•	the levels of world-wide and domestic production and consumer demand;

•	the availability of imported, or market for exported, liquefied natural gas, or LNG;

•	the market for exported crude oil;

•	the availability of transportation systems with adequate capacity;

•	the volatility and uncertainty of regional pricing differentials;

•	the price and availability of alternative fuels;

•	the effect of energy conservation measures;

•	the nature and extent of governmental regulation and taxation; and

•	the current and anticipated future prices of natural gas, crude oil, NGLs and other commodities.

In our Gathering and Processing segment, we have exposure to direct commodity price risk under percent-of-proceeds processing contracts as well as under our elective processing arrangements. Under percent-of-proceeds arrangements, we generally purchase natural gas from producers and retain an agreed percentage of the proceeds (in cash or in-kind) from the sale at market prices of pipeline-quality natural gas and NGLs resulting from our processing activities. We also purchase natural gas at various receipt points, process the gas at a third-party owned natural gas processing facility and sell our portion of the residue gas and NGLs. Under percent-of-proceeds arrangements, our revenue and our cash flows increase or decrease as the prices of natural gas, NGLs and crude oil fluctuate. When we process natural gas that we purchase for our own account, the relationship between natural gas prices and NGL prices also affects our profitability. When natural gas prices are low relative to NGL prices, it is more profitable for us to process the natural gas that we purchase and process for our own account. When natural gas prices are high relative to NGL prices, it is less profitable for us and our customers to process natural gas both because of the higher value of natural gas and because of the increased cost (principally that of natural gas shrink that occurs during processing and use of natural gas as a fuel) of separating the mixed NGLs from the natural gas. As a result, we may experience periods in which higher natural gas prices relative to NGL prices reduce our processing margins or reduce the volume of natural gas processed pursuant to our elective processing arrangements. For the years ended December 31, 2015 and 2014, percent-of-proceeds arrangements accounted for approximately 14.1% and 25.6%, respectively, of our gross margin, or 22.7% and 51.7%, respectively, of the segment gross margin in our Gathering and Processing segment.

If the current decline in commodity prices continues, it could result in a further decrease in exploration and development activities in the fields served by our gathering and pipeline transmission systems and our natural gas processing plants, which could lead to further reduced utilization of these assets. During periods of natural gas, crude oil, or NGL declines, the level of drilling activity generally decrease. When combined with a reduction of cash flow resulting from lower commodity prices, a reduction in our producers' borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers' spending for drilling activity, which could result in lower volumes being transported on our gathering and transmission systems.

Our growth strategy, and ability to fund expansion capital projects, requires access to new capital. Tightened capital markets or other factors that increase our cost of capital, or limit our access to capital, could impair our ability to grow.

We continuously consider potential acquisitions and opportunities for expansion capital projects. Acquisition opportunities arise quickly and unexpectedly, may occur at any time and may be significant in size relative to our existing assets and operations. Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities.  Any limitations on our access to capital or increase in the cost of that capital could significantly impair our growth strategy. Our ability to maintain our targeted credit profile, including our target debt-to-equity ratio, could affect our cost of capital as well as our ability to execute our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets.

Due to these factors, we cannot be certain that funding for our capital needs will be available from bank credit arrangements, our Credit Agreement or capital markets on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plans, enhance our existing business, complete acquisitions and construction projects, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Our hedging activities may not be effective in reducing our direct exposure to commodity price risk and may, in certain circumstances, increase the variability of our cash flows.

From time to time, we have entered into derivative transactions related to only a portion of the equity volumes of commodities to which we take title. As a result, we will continue to have direct commodity price risk to the unhedged portion of our commodity equity volumes. We do not currently have any commodity hedges in place and whether we place additional commodity hedges depends on the cost of such hedges, our projected volumes and price expectations. Our actual future volumes may be significantly higher or lower than we estimated at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimated, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a reduction of our liquidity. The derivative instruments we utilize for these hedges are based on posted market prices, which may be lower than the actual commodity prices that we realize in our operations. In addition, when there is not a hedging instrument available for a commodity to which we take title, we are forced to use an alternative hedge that may not adequately reduce price risk. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the variability of our cash flows, and, in certain circumstances, may actually increase the variability of our cash flows. To the extent we hedge our commodity price risk, we may forego the benefits we would otherwise experience if commodity prices were to change in our favor. Further, there may be times where we terminate or enter into offsetting positions depending on our view of future market prices. We do not enter into derivative transactions with respect to the volumes of natural gas or condensate that we purchase and sell.

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

We recently acquired a 26.3% non-operated interest in Pinto Offshore Holdings, LLC ("Pinto"), an entity that owns a non-operated interest in (i) approximately 49% of the limited liability company interests of Delta House FPS LLC and (ii) approximately 49% of the limited liability company interests of Delta House Oil and Gas Lateral LLC, which respectively own the Delta House floating production system and related pipeline infrastructure ("Delta House"). As a result, we own a minority interest in Pinto, which in turn causes us to own a 12.9% indirect interest in Delta House. Pursuant to the limited liability company agreement of Pinto, we have no management control or authority over the day-to-day operations, capital calls, expenditures, expansions or any other decision with regard to Delta House and its related infrastructure. We may be required to make significant capital contributions to Delta House, or risk dilution of our indirect investment. In the event Delta House does not perform to expectations, we do not have any ability to make changes in its operations.

Severe weather in the U.S. Gulf of Mexico, including windstorms, could cause significant damage and disruption to our business interests located in that region.

The U.S. Gulf of Mexico experiences hurricanes and other extreme weather conditions on a frequent basis, the frequency of which may increase with climate change. Our High Point system, our Offshore Texas system, our non-operated interests in MPOG and Delta House and any future systems that we acquire in the U.S. Gulf of Mexico, are susceptible to adverse weather conditions in the U.S. Gulf of Mexico, including hurricanes and other extreme weather conditions. Our insurance may not cover all associated loss. High winds, storm surge, and turbulent seas can cause significant damage and curtail these operations for extended periods during and after such weather conditions, which may result in decreased revenues from our interests in these operations. In addition, these adverse weather conditions in the U.S. Gulf of Mexico can affect producers connected to our facilities even if our facilities are not damaged, which may result in decreased revenues from our interests in these operations.

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

We are a relatively small enterprise, and our management has limited history and experience with certain aspects of our business and certain assets. As a result, operational, financial and other events in the ordinary course of business could disproportionately affect us, and our ability to grow our business could be significantly limited.

We may be smaller than many of the other companies in our industry for the foreseeable future, not only in terms of market capitalization but also in terms of managerial, operational and financial resources. Consequently, an operational incident, customer loss, volume reduction or other event that might not significantly impact the business and operations of the larger companies in our industry may have a material adverse impact on our business and results of operations. In addition, our executive management team is relatively small with limited experience in managing certain aspects of our business and certain assets. As a result, we may not be able to anticipate or respond to material changes or other events in our business as effectively as if our executive management team had extensive experience and had managed our business and assets for many years. Furthermore, acquisitions and other growth projects may place a significant strain on our management resources. As a result, our ability to execute our growth strategy and to integrate acquisitions and expansion projects successfully into our existing operations could be significantly limited

We have identified a material weakness in our internal control over financial reporting, and our business and unit price may be adversely affected if we do not adequately address the weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

We identified a material weakness in our internal control over financial reporting as of December 31, 2014 related to the failure to design and maintain effective internal controls over the completeness and accuracy of spreadsheets. Our guidelines were not precise enough in describing the level of review to be performed regarding the inputs, assumptions and formulas used in spreadsheets. The existence of this or other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. Although the material weakness identified above had been remediated as of December 31, 2015, if we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common units could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

We continue to evaluate the adequacy of our accounting personnel staffing level and other matters related to our internal control over financial reporting, and we cannot predict the outcome of this evaluation of the effectiveness of our internal control over financial reporting.

Given the difficulties inherent in the design and operation of internal control over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm's future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to implement and maintain effective internal control over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and a negative effect on the trading price of our common units.

We depend on a relatively small number of customers for a significant portion of our gross margin. The loss of any one of these customers could adversely affect our ability to make distributions.

A significant percentage of the gross margin in each of our segments is attributable to a relatively small number of customers. Additionally, a number of customers upon which our business depends are small companies that may have limited access to capital or that may, as a result of operational incidents or other events, be disproportionately affected as compared to larger, better capitalized companies. For information regarding our concentration of customers and associated credit risk by segment, please refer to "Part I, Item 1. Business" in this Annual Report. Although we have gathering, processing and transmission contracts with significant customers of varying duration and commercial terms, if one or more of these customers were to default on their contract or if we were unable to renew our contract with one or more of these customers on favorable terms, we may not be able to replace these customers in a timely fashion, on favorable terms or at all. In any of these situations, our gross margin and cash flows and our ability to make cash distributions to our unitholders may be adversely affected. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our gross margin.

Our reliance on our key customers exposes us to their credit risks, and any material nonpayment or nonperformance by our key customers or purchasers could have a material adverse effect on our revenue, gross margin and cash flows.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers to which we provide services and sell commodities. For the year ended December 31, 2015, our Gathering and Processing segment derived 12% of its revenue from both ConocoPhilips Company and Penn Virginia Oil & Gas, LP. For the year ended December 31, 2014, our Gathering and Processing segment derived 33% and 12% of its revenue from ConocoPhillips Company and Shell Trading (US) Company, respectively. For the year ended December 31, 2015, our Transmission segment derived 19% and 16% of its revenue from Superior Natural Gas Corporation and Enbridge Marketing (US) L.P., respectively, who were the two largest purchasers of natural gas and transmission capacity. For the year ended December 31, 2014, ExxonMobil and Enbridge Marketing (US) L.P. accounted for approximately 43% and 16%, respectively, of our Transmission segment revenue. Occidental Chemical Corporation and Monsanto Company accounted for 21% and 13%, respectively, of our Terminal segment revenue for the year ended December 31, 2015. Shell Trading (US) Company and Shrieve Chemical Products, Inc. accounted for 20% and 19%, respectively, of our Terminal segment revenue for the year ended December 31, 2014.

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

Our natural gas gathering and processing and transportation systems connect to other pipelines or facilities, the majority of which, such as the Southern Natural Gas Company, or Sonat, pipeline, the Toca plant, crude oil gathering lines on Quivira and the Burns Point processing plant, as well as the Destin, Tennessee Gas and Transco pipelines, are owned and operated by third parties. For example, our elective processing arrangements are entirely dependent on the Toca plant for processing services and the Sonat pipeline for natural gas takeaway capacity and are substantially dependent on Kinetica for natural gas supply volumes. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity or because of damage from hurricanes or other operational hazards. If any of these pipelines or other midstream facilities becomes unable to receive or transport natural gas, or if the volumes we gather or transport do not meet the natural gas quality requirements of such pipelines or facilities, our revenue and cash available for distribution could be adversely affected.

Our gathering, processing, transportation and terminal contracts subject us to renewal risks.

We gather, purchase, process, transport and sell most of the commodities on our systems under contracts with terms of various durations. We provide above-ground storage services at our marine terminals that support various commercial customers. As these contracts expire, we may have to negotiate extensions or renewals with existing suppliers and customers or enter into new contracts with other suppliers and customers. We may be unable to obtain new contracts on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular contract with an existing customer or the overall mix of our contract portfolio. For example, depending on prevailing market conditions at the time of a contract renewal, gathering and processing customers with percent-of-proceeds contracts may choose to switch to fee-based gathering and transportation contracts, or a producer with whom we have a natural gas purchase contract may choose to enter into a transportation contract with us and retain title to its natural gas. To the extent we are unable to renew our existing contracts on terms that are favorable to us or successfully manage our overall contract mix over time, our revenue, gross margin and cash flows could decline and our ability to make distributions to our unitholders could be materially and adversely affected.

Environmental, health and safety costs and liabilities, and changing environmental, health and safety regulation, could have a material adverse effect on our financial position, results of operations and cash flows.

Our operations are subject to various environmental, health and safety requirements and potential liabilities under extensive federal, state and local laws and regulations.  Further, we cannot ensure that existing environmental, health and safety regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Governmental authorities have the power to enforce compliance with applicable regulations and permits and to subject violators to civil and criminal penalties, including substantial fines, injunctions or both.  Certain environmental laws, including CERCLA and analogous state laws and regulations, may impose strict, joint and several liability for costs required to clean-up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released.  Moreover, third parties, including neighboring landowners, may also have the right to pursue legal actions to enforce compliance or to recover for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.  Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, future environmental, health and safety law developments, such as stricter laws, regulations, permits or enforcement policies, could significantly increase some costs of our operations.  Areas of potential future environmental, health and safety law development include the following items:

Greenhouse Gases/Climate Change.  The U.S. Congress has considered legislation to reduce emissions of greenhouse gases.  In addition, some states, including states in which our facilities or operations are located, have individually or in regional cooperation, imposed restrictions on greenhouse gas emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content.

The EPA initiated the regulation of greenhouse gases under its Clean Air Act authority in 2009, as set forth in the discussion of new rules below. Federal agencies also have begun directly regulating emissions of methane (a greenhouse gas) from crude oil and natural gas operations. In September 2015, the EPA announced proposed new source performance standards for methane from new and modified crude oil and natural gas industry sources, which are expected to be finalized in 2016. These regulations will expand upon the 2012 EPA new source performance standard rulemaking for equipment-specific emissions control requirements, and will, for example, require additional controls for pneumatic controllers and pumps, and compressors, and impose leak detection and repair requirements for natural gas compressor and booster stations. In January 2016, the Bureau of Land Management proposed additional rules designed to reduce methane venting and flaring from production wells, pneumatic controllers and storage tanks on federal and tribal lands, which also are expected to be finalized in 2016.

The adoption and implementation of any federal, state or local regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the commodities that we buy and/or sell, transport, store or otherwise handle in connection with our midstream services. In addition, the adoption and implementation of any federal, state or local regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, the equipment and operations of our producer customers could affect their ability to produce the commodities that we buy and/or sell, transport, store or otherwise handle in connection with our midstream services. The potential increase in our operating costs could include among other things costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions, and administer and manage a greenhouse gas emissions program.  We may not be able to recover such increased costs through customer prices or rates.  In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for processing, transportation, marketing and storage.  These developments could have a material adverse effect on our financial position, results of operations and cash flows.

Hydraulic Fracturing.  Certain of our customers employ hydraulic fracturing techniques to stimulate natural gas and crude oil production from unconventional geological formations (including shale formations), which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore.  The U.S. federal government, and some states and localities, have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production, or otherwise limit the use of the technique.  Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to crude oil and natural gas drilling activities using hydraulic fracturing techniques, including increased litigation.  Additional legislation or regulation could also lead to operational delays and/or increased operating costs in the production of crude oil and natural gas incurred by our customers or could make it more difficult for them to perform hydraulic fracturing.  If these legislative and regulatory initiatives cause a material decrease in the drilling or production of new wells and related servicing activities, it may affect the volume of hydrocarbon projects available to our midstream business and have a material adverse effect on our financial position, results of operations and cash flows.

The value of our interests in operations located in the U.S. Gulf of Mexico could be adversely impacted by increased regulation and continuing regulatory uncertainty.

Operations in the U.S. Gulf of Mexico have been subject to an increasingly stringent regulatory environment including government regulations focused on offshore operating requirements, spill cleanup, and enforcement matters. These regulations also implement additional safety and certification requirements applicable to offshore activities in the U.S. Gulf of Mexico. Certain operating assets such as our High Point system and our Offshore Texas system, and certain non-operated interests in operations located in the U.S. Gulf of Mexico that we currently hold or may hold in the future, are subject to such increased regulations, including our non-operated interests in MPOG and Delta House. In addition, the Bureau of Safety and Environmental Enforcement and the Bureau of Ocean Energy Management has increased regulatory activity including shortening the time period a line may be inactive before it must be removed or abandoned and requiring additional supplemental bonding for offshore facilities. These new regulations have increased our operating costs, and the operating costs of our producer customers. As a result, the value of our interests in these operations may be adversely affected by these regulations. Future regulatory requirements could delay activities from these operations and reduce our revenues, resulting in reduced cash flows and profitability.

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

Significant portions of the pipeline systems that we have purchased had been in service for many decades prior to our purchase. Consequently, our executive management team has a limited history of operating such assets. There may be historical occurrences or latent issues regarding our pipeline systems that our executive management may be unaware of and that may have a material adverse effect on our business and results of operations. The age and condition of our pipeline systems could also result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our pipeline systems could adversely affect our business and results of operations and our ability to make cash distributions to our unitholders.

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

In addition, many states have adopted regulations similar to existing DOT regulations for intrastate gathering and transmission lines. Although many of our natural gas facilities fall within a class that is not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines, particularly our AlaTenn and Midla pipelines. We currently estimate that we will incur future costs of approximately $0.6 million during 2016 to complete the testing required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, should we fail to comply with DOT regulations, we could be subject to penalties and fines.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which became law in January 2012, increases the penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In April 2015, PHMSA proposed rulemaking that would require leak detection for all hazardous liquid pipelines and require periodic assessment of hazardous liquid pipelines not already covered by the integrity management requirements. A final rule has not been issued. To date, PHMSA has not proposed rules expanding the integrity management requirements for natural gas pipelines. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation services.

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

If we are unable to make accretive acquisitions from third parties, whether because we are: i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, ii) unable to obtain financing for these acquisitions on economically acceptable or attractive terms or iii) outbid by competitors or for any other reason, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations on a per unit basis.

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenue, decline rates, drilling activity and cost savings, including synergies;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	an inability to integrate successfully the assets or businesses we acquire, particularly given the relatively small size of our management team and its limited history with certain assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management's and employees' attention from other business concerns;

•	the entry of competitors in the markets where the acquired business competes;

•	unforeseen difficulties operating in new geographic areas and business lines; and

•	customer or key employee losses at the acquired businesses.

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

Further, unexpected costs and challenges may arise whenever businesses with different operations or managements are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Following an acquisition, we may discover previously unknown liabilities, including those under the same environmental laws and regulations relating to the release of pollutants into the environment and environmental protection that are applicable to our existing plants, pipelines and facilities. If so, our operation of these new assets could cause us to incur increased costs to address these liabilities or to attain or maintain compliance with such requirements. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in determining the application of these funds and other resources.

Our construction of new assets may not result in increased revenue and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.

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

For instance, if we expand a pipeline, the construction may occur over an extended period of time, yet we will not receive any material increases in revenue until the project is completed and placed into service. Moreover, we could construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize or only materializes over a period materially longer than expected. Since we are not engaged in the exploration for, and development of, natural gas and crude oil reserves, we often do not have access to third-party estimates of potential reserves in an area prior to constructing facilities in that area. To the extent we rely on estimates of future production in our decision to construct additions to our systems, such estimates may prove to be inaccurate as a result of the numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

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

In connection with our expansion capital programs, we have agreed, and may in the future agree, to construct oil and gas gathering pipelines to service existing and future oil and gas properties, which involves potential risks.

In connection with our expansion capital programs, we have agreed, and may in the future agree, at our cost and expense, to design, acquire right-of-way for, obtain all permits from governmental authorities for, procure materials for, construct, operate, and maintain additional gathering pipelines for connection to certain current and future producing crude oil and natural gas properties. There are risks involved with such obligations, including:

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

We currently expect to fund these costs with borrowings under our Credit Agreement or by accessing the capital markets. If we are unable to finance the expansion costs with existing liquidity, we could be required to seek alternative sources of liquidity, which could be costly or may not be available. In the event expansion and extension of the crude oil and natural gas properties is significantly more expensive than we expect or we are unable to obtain financing for such construction, it could have a material adverse effect on our financial condition, including our results of operations and cash flows.

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

In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. Please read "Business - Environmental Matters - Air Quality and Climate Control" for more information about these matters.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling GHG emissions under its existing Clean Air Act authority. For example, on December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. In 2009, the EPA adopted rules regarding regulation of GHG emissions from motor vehicles. The EPA argued that these motor vehicle regulations triggered the regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, particularly the Prevention of Significant Deterioration program and Title V permitting. In June 2014, the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a federal air permit based solely on emissions of greenhouse gases. Large sources of other air pollutants which are otherwise required to go through permitting, still could be required to implement process or technology controls designed to reduce emissions of greenhouse gases in order to obtain a permit.

In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the U.S. beginning in 2011 for emissions occurring in 2010. Our Bazor Ridge facility is currently required to report under this rule. On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule for petroleum and natural gas facilities, including natural gas transmission compression facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 30, 2010, requires reporting of greenhouse gas emissions by regulated facilities to the EPA annually. In October 2015, the EPA amended and expanded greenhouse gas reporting requirements to all segments of the crude oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines, starting with the 2016 reporting year, and in January 2016, the EPA proposed additional revisions to leak detection methodology to align the reporting rule with the new source performance standards. We have filed annual emission reports for our Bazor Ridge and Chatom systems since March 2012.

As discussed in the climate change section above, EPA also has initiated regulation of methane from crude oil and natural gas facilities. Final rules are expected in 2016. It is likely that we will be required to control methane emissions from new or modified facilities under this rulemaking.

On August 16, 2012, the EPA published final rules that establish new air emission controls for natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards ("NSPS") to address emissions of sulfur dioxide and volatile organic compounds ("VOCs"), and a separate set of emission standards to address hazardous air pollutants frequently associated with natural gas processing activities. The rules establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules establish new leak detection requirements for natural gas processing plants. Under these rules we are required to modify some of our operations, though we do not expect these modifications to have a material effect on our operations. Following the publication of the final rule, the EPA received petitions for reconsideration of certain aspects of the standards. On April 12, 2013, the EPA published proposed updates to the NSPS Section OOOO storage tank requirements. On September 23, 2013, the EPA published final revisions to the NSPS Section OOOO storage tank requirements, including a phase-in of installation of VOC controls and alternate limits for tanks where emissions have declined. The EPA issued revised definitions related to the stages of well completions and amended storage tank requirements under NSPS Section OOOO in December 2014 and further revised the storage tank requirements in March 2015. EPA continues to reconsider other portions of Section OOOO. The rule is also the subject of Petitions for Review before the U.S. Circuit Court of Appeals for the District of Columbia.

In October 2015, the EPA finalized a reduction of the national ambient air quality standard for ozone standard from 75 parts per billion to 70 parts per billion; both nitrogen oxides and VOCs are ozone precursors. This reduction is expected to increase the number of ozone nonattainment areas. The EPA also proposed in September 2015 Control Technology Guidelines for emissions of VOCs from crude oil and natural gas industry sources to be relied upon by states when implementing the ozone standard in ozone nonattainment areas.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which became law in January 2012, increases the penalties for safety violations, establishes additional safety requirements for newly constructed pipelines and requires studies of safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The DOT has also recently proposed legislation providing for more stringent oversight of pipelines and increased penalties for violations of safety rules, which is in addition to the Pipeline and Hazardous Materials Safety Administration's announced intention to strengthen its rules. The PHMSA, which is part of DOT, recently issued a final rule, effective October 1, 2011, applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations. While we believe that this rule does not apply to any of our pipelines, in April 2015, PHMSA proposed rulemaking that would require leak detection for all hazardous liquid pipelines and require periodic assessment of hazardous liquid pipelines not already covered by the integrity management requirements. A final rule has not been issued. To date, PHMSA has not proposed rules expanding the integrity management requirements for natural gas pipelines. We cannot predict the outcome of other proposed legislative or regulatory initiatives. Such legislative and regulatory changes could have a material effect on our operations particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines not previously subject to such requirements. Additionally, legislative and regulatory changes may also result in higher penalties for the violation of federal pipeline safety regulations and the costs associated with compliance may have a material effect on our operations. We cannot predict with any certainty at this time the terms of any new laws or rules or the costs of compliance associated with such requirements.

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

We currently have a small management team, and our ability to operate our business and implement our strategies depends on the continued contributions of certain executive officers and key employees of our General Partner. Our General Partner has a smaller managerial, operational and financial staff than many similar companies in our industry. Given the small size of our management team, the loss of any one member of our management team could have a material adverse effect on our business. In addition, certain of our field operating managers are approaching retirement age. Our management team devotes a portion of its efforts to projects owned and operated by our General Partner or its affiliates, which means they do not devote 100% of their time to the Partnership. We believe that our future success will depend on our continued ability to attract and retain highly skilled management personnel with midstream natural gas and crude oil industry experience and hiring for such persons in the midstream natural gas industry is competitive. Given our small size, we may be at a disadvantage, relative to our larger competitors, in the competition for these personnel. We may not be able to continue to employ our senior executives and key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract our senior executives and key personnel could have a material adverse effect on our ability to effectively operate our business.

A shortage of skilled labor in the midstream industry could reduce labor productivity and increase costs, which could have a material adverse effect on our business and results of operations.

The gathering, treating, processing and transporting of natural gas and crude oil requires skilled laborers in multiple disciplines such as equipment operators, mechanics and engineers, among others. We have from time to time encountered shortages for these types of skilled labor. If we experience shortages of skilled labor in the future, our labor and overall productivity or costs could be materially and adversely affected. If our labor prices increase or if we experience materially increased health and benefit costs with respect to our General Partner's employees, our results of operations could be materially and adversely affected.

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

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operational departments, and these systems may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in financial loss and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

Our assets and operations can be affected by weather, weather related conditions and other natural phenomena.

Our assets and operations can be adversely affected by hurricanes, floods, tornadoes, wind, lightning, cold weather and other natural phenomena, which could impact our results of operations and make it more difficult for us to realize historic rates of return. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss and in some instances, we have been unable to obtain insurance on some of our assets on commercially reasonable terms, or at all. If we incur a significant disruption in our operations or a significant liability for which we were not fully insured, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

Risks Related to Our Units, Partnership Structure and Ownership

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.

The Partnership is a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than equity in our subsidiaries and equity investees. As a result, our ability to make distributions depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, our Credit Agreement, applicable state business organization laws and other laws and regulations.

The amount of cash we have available for distribution to holders of our common and Series A Units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial reporting purposes and may not make cash distributions during periods when we record net income for financial reporting purposes.

The amount of cash we have available for distribution to holders of our common and Series A Units is subject to the broad discretion of our General Partner to set aside reserves for our conduct of business and for the payment of future distributions.

The amount of cash we have available for distribution is subject to our General Partner’s determination to set aside reserves for (i) conducting business, including anticipated capital expenditures, during the next quarter, (ii) compliance with any law or agreement and (iii) distributions for the next four quarters. As a result, we may make cash distributions during periods when we record net losses for financial reporting purposes and may not make cash distributions during periods when we record net income for financial reporting purposes.

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

HPIP, an affiliate of ArcLight Capital Partners, and AIM Midstream Holdings, LLC ("AIM Midstream Holdings") directly own our General Partner, which has sole responsibility for conducting our business and managing our operations. HPIP elects all of the members of the board of our General Partner. HPIP, AIM Midstream Holdings and our General Partner have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our unitholders.

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

•
our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our General Partner and the ability of the Series A Units to convert to common units;

•	our General Partner determines which costs incurred by it are reimbursable by us;

•
our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the Series A Units, to make incentive distributions or to accelerate the expiration of a subordination period;

•
our Partnership Agreement permits us to classify up to $11.5 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our Series A Units or to our General Partner in respect of the General Partner interest or the incentive distribution rights;

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

•
our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our General Partner's incentive distribution rights without the approval of the Conflicts Committee of the Board of Directors of our General Partner ("Conflicts Committee") or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Our President and Chief Executive Officer received a grant of phantom units, with distribution equivalent rights based on Series A distributions, in connection with his appointment.

In December 2015, Lynn L. Bourdon, our President and Chief Executive Officer received a grant of 200,000 phantom units with distribution equivalent rights. The distribution equivalent rights receive cash distributions based on the extent to which the Series A Units receive cash distributions. Holders of Series A Units have different incentives than holders of our common units and therefore Mr. Bourdon’s incentives may not always align with those of our common unit holders.

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

Our common units are listed on the NYSE. Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our General Partner's board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE's shareholder approval rules. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

If you are not an eligible holder, you may not receive distributions or allocations of income or loss on your common units and your common units will be subject to redemption.

We have adopted certain requirements regarding those investors who may own our units. Eligible holders are U.S. individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity's owners are U.S. individuals or entities subject to such taxation. If you are not an eligible holder, our General Partner may elect not to make distributions or allocate net income or loss on your units, and you run the risk of having your units redeemed by us at the lower of your purchase price for the units and the then-current market price. The redemption price may be paid in cash or by delivery of a promissory note, as determined by our General Partner.

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

We distribute all of our available cash to our unitholders and rely primarily upon external financing sources, including borrowings under our Credit Facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our Partnership Agreement, and in our Credit Agreement, on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional borrowings under our Credit Agreement or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

Our Partnership Agreement limits our General Partner's fiduciary duties to us and the holders of our common units.

Our Partnership Agreement contains provisions that modify and reduce the fiduciary duties to which our General Partner would otherwise be held by state fiduciary duty law. For example, our Partnership Agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner or otherwise, free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

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

Our unitholders are unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of March 4, 2016, HPIP owned 6,650,214 Series A Units and controlled our General Partner which held 1,349,609 common units. If the Series A Units were converted, HPIP's holdings would represent 22.6% of our then-outstanding common units. As of March 4, 2016, Magnolia Infrastructure Partners,

LLC ("Magnolia"), an affiliate of HPIP, owned 2,849,156 Series A Units and Busbar, LLC ("Busbar"), an affiliate of HPIP, owned 1,629,450 of our common units.

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

Our Partnership Agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our existing unitholders' proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because of the Series A Units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

HPIP may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of March 4, 2016, HPIP held 6,650,214 Series A Units. The Series A Units are convertible into common units at the election of HPIP at any time. In addition, as of March 4, 2016, HPIP and AIM Midstream Holdings controlled our General Partner, which held 1,349,609 common units. As of March 4, 2016, Magnolia owned 2,849,156 Series A Units and 618,921 of our outstanding common units and Busbar owned 1,629,450 of our outstanding common units. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our General Partner has a limited call right that may require you to sell your units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 4, 2016, HPIP owned 6,650,214 Series A Units and controlled our General Partner which held 1,349,609 common units. If the Series A Units were converted, HPIP's holdings would represent 22.6% of our then-outstanding common units. As of March 4, 2016, Magnolia owned 618,921 our outstanding common units and Busbar owned 1,629,450 of our outstanding common units.

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

Our assets include a 26.3% non-operated interest in Pinto, which may be deemed to be an "investment security" within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”). In the future, we may acquire additional minority owned interests that could be deemed "investment securities." If a sufficient amount of our assets are deemed to be "investment securities" within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business. Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation for federal income tax purposes, and be subject to federal income tax at the corporate tax rate, significantly reducing the cash available for distributions. Additionally, distributions to our unitholders would be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to our unitholders.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our being subject to minimal entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes, or we become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to the unitholders would be substantially reduced.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, members of the U.S. Congress and the President's Administration have recently considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. Further, on May 5, 2015, the U.S. Treasury Department (“Treasury”) and the IRS issued proposed regulations interpreting the scope of activities that generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). We believe that the income we currently treat as qualifying income satisfies the requirements for qualifying income under the proposed regulations. The proposed regulations, however, could be changed before they are finalized and could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such change could negatively impact the value of an investment in our common units.

Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay the State of Texas a margin tax that is assessed at 0.75% of taxable margin apportioned to Texas. Imposition of such a tax on us by other states would reduce the cash available for distribution to unitholders. The Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. We received a Notice of Beginning of Administrative Proceeding from the IRS in October 2014 relating to our 2012 tax year, however, the audit was concluded in June 2015 with no proposed adjustments. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS, and the outcome of any such contest, may increase a unitholder’s tax liability and result in adjustment to items unrelated to us and could materially and adversely impact the market for our common units and the price at which they trade. The rights of a unitholder owning less than a 1% profits interest in us to participate in the federal income tax audit process are very limited. In addition, our costs of any contest with the IRS will be borne indirectly by the unitholders and our General Partner because such costs will reduce our cash available for distribution.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury recently adopted final regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders to ours. We are currently evaluating these regulations, which apply to certain publicly-traded partnerships, including us, for taxable years beginning on or after August 3, 2015. However, these regulations do not specifically authorize the use of the proration method we have previously used. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among the unitholders.

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

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and the General Partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our General Partner, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of the Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Code Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our General Partner and certain of the unitholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

A description of our properties is contained in "Item 1. Business" of this Annual Report and is incorporated into this Item 2. by reference.

Our principal executive offices are located at 1400 16th Street, Suite 310, Denver, Colorado 80202 and our telephone number is 720-457-6060.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units have been listed on the New York Stock Exchange ("NYSE") since July 27, 2011, under the symbol "AMID." The following table sets forth the high and low sales prices of our common units, as reported by the NYSE for each quarter during 2015 and 2014, together with distributions paid subsequent to such quarter for that quarter through December 31, 2015:

Period Ended	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015
High Price	$12.70	$16.71	$19.42	$21.17
Low Price	$3.80	$9.01	$15.75	$15.71
Distribution per common unit	$0.4725	$0.4725	$0.4725	$0.4725
2014
High Price	$29.65	$32.01	$30.52	$28.95
Low Price	$18.22	$27.86	$25.39	$22.62
Distribution per common unit	$0.4725	$0.4725	$0.4625	$0.4625

As of March 4, 2016, there were 77 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued approximately 9,499,370 Series A Units, and 542,002 General Partner units, for which there is no established trading market. Our General Partner and its affiliates receive quarterly distributions on the General Partner units only after the requisite distributions have been paid on the common units and Series A Units.

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

The following table sets forth the number of units at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Series A convertible preferred units	9,210	5,745
Series B convertible units (a)	1,350	1,255
Limited partner common units	30,427	22,670
General Partner units	536	392
(a) Our General Partner held 1,349,609 Series B convertible units ("Series B Units"), which converted into common units on a one-for-one basis on February 1, 2016.

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

Series A Distribution Amendment

The Partnership executed an amendment (the "Third Amendment") to the Partnership Agreement related to the outstanding Series A Units which became effective July 24, 2014. As a result of the Third Amendment, distributions on Series A Units can be made with paid-in-kind Series A Units, cash or a combination thereof, at the discretion of the Board of Directors, which began with the distribution for the three months ended June 30, 2014 and will continue through the distribution for the quarter ended March 31, 2016. At December 31, 2015, we had accrued $4.4 million of distributions for the paid-in-kind Series A Units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	200,000	$7.50	15,484
Equity compensation plans not approved by unitholders (a)	—	—	6,000,000
Total	200,000	7.50	6,015,484

(a) On November 19, 2015, subject to unitholder approval, the Board of Directors of our General Partner approved the Third Amended and Restated Long-Term Incentive Plan, which, subject to unitholder approval, would increase the number of common units authorized for issuance under the Plan by 6,000,000. On February 11, 2016, the unitholders approved the Third Amended and Restated Long-Term Incentive Plan to increase the number of available awards by 6,000,000 common units. For more information on our Long-Term Incentive Plan, please refer to Item 11. “Executive Compensation,” and Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6. Selected Historical Financial and Operating Data

The following table presents selected historical consolidated financial and operating data for the periods and as of the dates indicated. We derived this information from our historical consolidated financial statements and accompanying notes. This information should be read together with, and is qualified in its entirety, by reference to those consolidated financial statements and notes, which for the years 2015, 2014, and 2013 begin on F-1 to this Annual Report.

For a detailed discussion of the following table, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2015 (a)	2014 (a)	2013 (a)	2012	2011
	(in thousands, except per unit and operating data)
Statements of Operations Data:
Revenue	$235,034	$307,309	$294,051	$204,868	$247,043
Realized loss in early termination of commodity derivatives	—	—	—	—	(2,998)
Gain (loss) on commodity derivatives, net	1,324	1,091	28	3,400	(2,452)
Total revenue	236,358	308,400	294,079	208,268	241,593
Operating expenses:

Purchases of natural gas, NGLs and condensate	105,883	197,952	215,053	154,472	200,776
Direct operating expenses	59,549	45,702	32,236	17,183	11,745
Selling, general and administrative expenses	27,232	23,103	19,079	14,309	13,576
Equity compensation expense (b)	3,774	1,536	2,094	1,783	3,357
Depreciation, amortization and accretion expense	38,014	28,832	30,002	21,287	20,454
Total operating expenses	234,452	297,125	298,464	209,034	249,908
Gain (loss) on acquisition of assets	—	—	—	—	565
Gain (loss) on involuntary conversion of property, plant and equipment	—	—	343	(1,021)	—
Gain (loss) on sale of assets, net	(3,011)	(122)	—	123	399
Loss on impairment of property, plant and equipment	—	(99,892)	(18,155)	—	—
Loss of impairment of goodwill	(118,592)	—	—	—	—
Operating income (loss)	(119,697)	(88,739)	(22,197)	(1,664)	(7,351)
Other income (expense):
Interest expense	(14,745)	(7,577)	(9,291)	(4,570)	(4,508)
Other income (expense)	—	(670)	—	—	—
Earnings in unconsolidated affiliates	8,201	348	—	—	—
Net income (loss) before income tax (expense) benefit	(126,241)	(96,638)	(31,488)	(6,234)	(11,859)
Income tax (expense) benefit	(1,134)	(557)	495	—	—
Net income (loss) from continuing operations	(127,375)	(97,195)	(30,993)	(6,234)	(11,859)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(80)	(611)	(2,413)	(18)	161
Net income (loss)	(127,455)	(97,806)	(33,406)	(6,252)	(11,698)
Net income (loss) attributable to non-controlling interests	25	214	633	256	—
Net income (loss) attributable to the Partnership	$(127,480)	$(98,020)	$(34,039)	$(6,508)	$(11,698)
General Partner's Interest in net income (loss)	$(1,645)	$(1,279)	$(1,405)	$(129)	$(233)
Limited Partners' Interest in net income (loss)	$(125,835)	$(96,741)	$(32,634)	$(6,379)	$(11,465)

Limited Partners' net income (loss) per common unit:
Basic and diluted:
Income (loss) from continuing operations	$(6.00)	$(8.54)	$(7.15)	$(0.70)	$(1.66)
Income (loss) from discontinued operations	—	(0.04)	(0.27)	—	0.02
Net income (loss)	$(6.00)	$(8.58)	$(7.42)	$(0.70)	$(1.64)
Weighted average number of common units outstanding:
Basic and diluted (c)	24,983	13,472	7,525	9,113	6,997
Statement of Cash Flow Data:
Net cash provided by (used in):

Operating activities	$40,937	$21,478	$17,223	$18,348	$10,432
Investing activities	(171,108)	(471,870)	(28,214)	(62,427)	(41,744)
Financing activities	129,672	450,490	10,816	43,784	32,120
Other Financial Data:
Adjusted EBITDA (d)	$66,311	$45,551	$31,907	$18,850	$20,785
Gross margin (e)	123,281	102,807	74,821	49,431	44,356
Cash distribution declared per common unit	1.89	1.85	1.75	1.73	0.70
Segment gross margin:
Gathering and Processing	76,865	50,817	36,985	36,118	30,619
Transmission	35,301	42,828	32,408	13,313	13,737
Terminals	11,115	9,162	5,428	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$—	$499	$393	$576	$871
Accounts receivable and unbilled revenue	18,740	29,543	29,823	23,470	20,963
Property, plant and equipment, net	648,013	582,182	312,701	223,819	170,231
Total assets	891,296	913,558	382,075	256,696	199,551
Current portion of long-term debt	2,338	2,908	2,048	—	—
Long-term debt	525,100	372,950	130,735	128,285	66,270
Operating Data:
Gathering and processing segment:
Average throughput (MMcf/d)	338.2	274.8	277.2	291.2	250.9
Average plant inlet volume (MMcf/d) (e)	120.9	89.1	117.3	116.1	36.7
Average gross NGL production (Mgal/d)(e)	231.1	64.2	52.0	49.9	54.5
Average gross condensate production (Mgal/d) (f)	99.8	75.2	46.2	22.6	22.6
Transmission segment:
Average throughput (MMcf/d)	708.6	778.9	644.7	398.5	381.1
Average firm transportation - capacity reservation (MMcf/d)	653.7	577.9	640.7	703.6	702.2
Average interruptible transportation - throughput (MMcf/d)	410.3	468.9	389.2	86.6	69.0
Terminals segment:
Storage utilization	88.1%	91.4%	95.6%	—	—

(a)
During these years, we had the following transactions that affect comparability: i) in September 2015, we acquired a non-operated 12.9% indirect interest in Delta House, which we account for as an equity method investment; ii) in October 2014 and January 2014, we acquired the Costar and Lavaca systems, respectively, both of which are included in our Gathering and Processing segment; iii) in December 2013, we acquired Blackwater, which is included in our Terminals segment; and iv) in April 2013, we acquired the High point System, which is included in Transmission segment.

(b)	Represents cash and non-cash costs related to our Long-Term Incentive Plans. Of these amounts, $1.6 million were cash expenses for the year ended December 31, 2011.

(c)	Includes unvested phantom units with distribution equivalent rights ("DERs), which are considered participating securities, of 200,000 at December 31, 2015.

(d)
For a definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use Adjusted EBITDA to evaluate our operating performance, please read "Item 7. Management's Discussion and Analysis — How We Evaluate Our Operations."

(e)
For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use gross margin to evaluate our operating performance, please read "Item 7. Management's Discussion and Analysis — How We Evaluate Our Operations."

(f)
Excludes volumes and gross production under our elective processing arrangements. For a description of our elective processing arrangements, please read "Item 7. Management's Discussion and Analysis — Our Operations - Gathering and Processing Segment"

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under the caption "Cautionary Statement About Forward-Looking Statements."

Overview

We are a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We are engaged in the business of gathering, treating, processing, and transporting natural gas; gathering, transporting, storing, treating and fractionating NGLs; gathering, storing and transporting crude oil and condensates; and storing specialty chemical products, all through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, three marine terminal sites, three interstate pipelines, five intrastate pipelines and one crude oil pipeline. We also own a 66.7% non-operated interest in Main Pass Oil Gathering Company ("MPOG"), a crude oil gathering and processing system; a 50% undivided, non-operated interest in the Burns Point Plant, a natural gas processing plant; a 46% non-operated interest in Mesquite, an off-spec condensate fractionation project; and, a 12.9% non-operated indirect interest in Delta House, a floating production system platform and related pipeline infrastructure. Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas, and the Gulf of Mexico, provide critical infrastructure that links producers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate approximately 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.8 million barrels of storage capacity across three marine terminal sites.

Significant financial highlights during the year ended December 31, 2015, include the following:

•
Gross margin increased to $123.3 million, or an increase of 19.9%, as compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions in October 2014 and January 2014, respectively;

•
Adjusted EBITDA increased to $66.3 million, or an increase of 45.4%, as compared to the same period in 2014 primarily due to the Costar and Lavaca acquisitions, as well as distributions from Delta House;

•	We distributed $46.6 million to our Limited Partner common unitholders, or $1.89 per unit;

•
On September 15, 2015, we issued 7,500,000 common units at a price of $11.31 per common unit and received $81.0 million in net proceeds which were used to fund a portion of our investment in Delta House;

•
On September 18, 2015, we entered into the First Amendment and Incremental Commitment Agreement to our Amended and Restated Credit Agreement dated as of September 5, 2014 (as amended, the Credit Agreement), which increased our borrowing capacity from $500.0 million to $750.0 million, with the ability to further increase the borrowing capacity subject to lender approval; and

•	On September 18, 2015, an affiliate of our General Partner contributed a 12.9% indirect interest in Delta House to the Partnership in exchange for consideration of $162.0 million.

Significant operational highlights during the year ended December 31, 2015, include the following:

•	The percentage of gross margin generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts increased to 85.8% compared to 74.4% for 2014;

•	Average gross NGL production totaled 231.1 Mgal/d, representing a 166.9 Mgal/d or 260.0% increase compared to 2014;

•	Average gross condensate production totaled 99.8 Mgal/d, representing a 24.6 Mgal/d or 32.7% increase compared to 2014;

•	Throughput volumes attributable to the Partnership totaled 1,046.8 MMcf/d, which is consistent with 2014; and

•	Contracted capacity for our Terminals segment averaged 1,487,542 barrels, representing a 19.3% increase compared to 2014.

Our Operations

We manage our business and analyze and report our results of operations through three business segments:

•
Gathering and Processing. Our Gathering and Processing segment provides "wellhead-to-market" services to producers of natural gas and crude oil, which include transporting raw natural gas and crude oil from various receipt points through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, fractionating NGLs, and selling or delivering pipeline-quality natural gas, crude oil, and NGLs to various markets and pipeline systems.

•
Transmission. Our Transmission segment transports and delivers natural gas from producing wells, receipt points or pipeline interconnects for shippers and other customers, which include local distribution companies ("LDCs"), utilities and industrial, commercial and power generation customers.

•
Terminals. Our Terminals segment provides above-ground leasable storage operations at our marine terminals that support various commercial customers, including commodity brokers, refiners and chemical manufacturers to store a range of products.

Gathering and Processing Segment

Our results of operations from our Gathering and Processing segment are determined primarily by the volumes of natural gas and crude oil we gather, process and fractionate, the commercial terms in our current contract portfolio and natural gas, crude oil, NGL, and condensate prices. We gather and process natural gas and crude oil primarily pursuant to the following arrangements:

•	Fee-Based Arrangements. Under these arrangements, we generally are paid a fixed fee for gathering, processing and transporting natural gas and crude oil.

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

•
Percent-of-Proceeds Arrangements ("POP"). Under these arrangements, we generally gather raw natural gas from producers at the wellhead or other supply points, transport it through our gathering system, process it and sell the residue natural gas, NGLs and condensate at market prices. Where we provide processing services at the processing plants that we own, or obtain processing services for our own account in connection with our elective processing arrangements, we generally retain and sell a percentage of the residue natural gas and resulting NGLs. However, we also have contracts under which we retain a percentage of the resulting NGLs and do not retain a percentage of residue natural gas. Our POP arrangements also often contain a fee-based component.

Gross margin earned under fee-based and fixed-margin arrangements is directly related to the volume of natural gas and crude oil that flows through our systems and is not directly dependent on commodity prices. However, a sustained decline in commodity prices could result in a decline in throughput volumes from producers and, thus, a decrease in our fee-based and fixed-margin gross margin. These arrangements provide stable cash flows but minimal, if any, upside in higher commodity-price environments. Under our typical POP arrangement, our gross margin is directly impacted by the commodity prices we realize on our share of natural gas and NGLs received as compensation for processing raw natural gas. However, our POP arrangements also often contain a fee-based component, which helps to mitigate the degree of commodity-price volatility we could experience under these arrangements. We further seek to mitigate our exposure to commodity price risk through our hedging program. Please read "Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk."

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

Terminals Segment

Our Terminals segment provides above-ground leasable storage services at our marine terminals that support various commercial customers, including commodity brokers, refiners and chemical manufacturers to store a range of products, including petroleum products, distillates, chemicals and agricultural products. We generally receive fee-based compensation on guaranteed firm storage contracts, throughput fees charged to our customers when their products are either received or disbursed and other fee-based charges associated with ancillary services provided to our customers, such as excess throughput, truck weighing, etc. Our firm storage contracts are typically multi-year contracts with renewal options.

Contract Mix

For the years ended December 31, 2015, 2014, and 2013, $105.8 million, $76.6 million, and $48.7 million, or 85.8%, 74.4%, and 65.1%, respectively, of our gross margin was generated from fee-based, fixed-margin, firm and interruptible transportation contracts and firm storage contracts. Set forth below is a table summarizing our average contract mix relative to segment gross margin for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Segment Gross Margin	Percent of Segment Gross Margin	Segment Gross Margin	Percent of Segment Gross Margin	Segment Gross Margin	Percent of Segment Gross Margin
Gathering and Processing
Fee-based	$40,278	52.4%	$21,394	42.1%	$8,876	24.0%
Fixed margin	19,139	24.9%	3,151	6.2%	1,997	5.4%
Percent-of-proceeds	17,448	22.7%	26,272	51.7%	26,112	70.6%
Total	$76,865	100.0%	$50,817	100.0%	$36,985	100.0%
Transmission
Firm transportation	$10,767	30.5%	$11,092	25.9%	$10,597	32.7%
Interruptible transportation	24,534	69.5%	31,736	74.1%	21,714	67.0%
Fixed margin	—	—%	—	—%	97	0.3%
Total	$35,301	100.0%	$42,828	100.0%	$32,408	100.0%
Terminals
Firm storage	$11,115	100.0%	$9,162	100.0%	$5,428	100.0%
Total	$11,115	100.0%	$9,162	100.0%	$5,428	100.0%

Cash distributions derived from our unconsolidated affiliates amounted to $20.6 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively, and are primarily generated from fee-based gathering and processing arrangements.

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

Throughput Volumes

In our Gathering and Processing segment, we must continually obtain new supplies of natural gas, crude oil, NGLs and condensate to maintain or increase throughput volumes on our systems. Our ability to maintain or increase existing volumes and obtain new supplies of natural gas, crude oil, NGLs and condensate is impacted by i) the level of work-overs or recompletions of existing connected wells and successful drilling activity of our significant producers in areas currently dedicated to or near our gathering systems, ii) our ability to compete for volumes from successful new wells in the areas in which we operate, iii) our ability to obtain natural gas, crude oil, NGLs and condensate that has been released from other commitments and iv) the volume of crude oil, natural gas, NGLs and condensate that we purchase from connected systems. We actively monitor producer activity in the areas served by our gathering and processing systems to maintain current throughput volumes or pursue new supply opportunities.

In our Transmission segment, the majority of our segment gross margin is generated by firm capacity reservation charges and interruptible transportation services from throughput volumes on our interstate and intrastate pipelines. Substantially all of our Transmission segment gross margin is generated under contracts with shippers, including producers, industrial companies, LDCs and marketers, for firm and interruptible natural gas transportation on our pipelines. We routinely monitor natural gas market activities in the areas served by our transmission systems to maintain current throughput volumes or pursue new shipper opportunities.

In our Terminals segment, we generally receive fee-based compensation on guaranteed firm storage contracts, throughput fees charged to our customers when their products are either received or disbursed, and other operational charges associated with ancillary services provided to our customers, such as excess throughput, steam heating, truck weighing, etc.

Storage Utilization

Storage utilization is a metric that we use to evaluate the performance of our Terminals segment. We define storage utilization as the percentage of the contracted capacity in barrels compared to the design capacity of the tank.

Segment Gross Margin and Gross Margin

Segment gross margin and gross margin are metrics that we use to evaluate our performance. We define segment gross margin in our Gathering and Processing segment as revenue generated from gathering and processing operations and realized gains or (losses) on commodity derivatives, less the cost of natural gas, crude oil, NGLs and condensate purchased and revenue from construction, operating and maintenance agreements ("COMA"). Revenue includes revenue generated from fixed fees associated with the gathering and treatment of natural gas and crude oil and from the sale of natural gas, crude oil, NGLs and condensate resulting from gathering and processing activities under fixed-margin and percent-of-proceeds arrangements. The cost of natural gas, NGLs and condensate includes volumes of natural gas, NGLs and condensate remitted back to producers pursuant to percent-of-proceeds arrangements and the cost of natural gas purchased for our own account, including pursuant to fixed-margin arrangements.

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

Adjusted EBITDA

Adjusted EBITDA is a measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate cash flow from operations to make cash distributions to our unit holders and General Partner and its affiliates;

•	our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

We define Adjusted EBITDA as net income (loss) attributable to the Partnership, plus interest expense, income tax expense, depreciation, amortization and accretion expense, certain non-cash charges such as non-cash equity compensation expense, unrealized losses on commodity derivative contracts, debt issuance costs, return of capital from unconsolidated affiliates, transaction expenses and selected charges that are unusual or nonrecurring, less interest income, income tax benefit, unrealized gains on commodity derivative contracts, and selected gains that are unusual or nonrecurring. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss) attributable to the Partnership.

Note About Non-GAAP Financial Measures

Gross margin, segment gross margin and Adjusted EBITDA are performance measures that are considered non-GAAP financial measures. Each has important limitations as an analytical tool because it excludes some, but not all, items that affect the most directly comparable GAAP financial measures. Management compensates for the limitations of these non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management's decision-making process.

You should not consider gross margin, segment gross margin or Adjusted EBITDA in isolation or as a substitute for, or more meaningful than analysis of, our results as reported under GAAP. Gross margin and Adjusted EBITDA may be defined differently by other companies in our industry. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies in our industry.

The following tables reconcile the non-GAAP financial measures of gross margin and Adjusted EBITDA used by management to Net income (loss) attributable to the Partnership, their most directly comparable GAAP measure, for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (a)
Reconciliation of Gross Margin to Net income (loss) attributable to the Partnership
Gathering and processing segment gross margin	$76,865	$50,817	$36,985
Transmission segment gross margin	35,301	42,828	32,408
Terminals segment gross margin (b)	11,115	9,162	5,428
Total gross margin	123,281	102,807	74,821
Plus:
Gain (loss) on commodity derivatives, net	1,324	1,091	28
Earnings in unconsolidated affiliates	8,201	348	—
Less:
Direct operating expenses (b)	52,909	39,360	27,833
Selling, general and administrative expenses	27,232	23,103	19,079
Equity compensation expense	3,774	1,536	2,094
Depreciation, amortization and accretion expense	38,014	28,832	30,002
(Gain) loss on involuntary conversion of property, plant and equipment	—	—	(343)
(Gain) loss on sale of assets, net	3,011	122	—
Loss on impairment of property, plant and equipment	—	99,892	18,155
Loss on impairment of goodwill	118,592	—	—
Interest expense	14,745	7,577	9,291
Other (income) expense	—	670	—
Other, net (c)	770	(208)	226
Income tax expense (benefit)	1,134	557	(495)
Income (loss) from discontinued operations, net of tax	80	611	2,413
Net income (loss) attributable to noncontrolling interest	25	214	633
Net income (loss) attributable to the Partnership	$(127,480)	$(98,020)	$(34,039)

(a)
During these years, we had the following transactions that affect comparability: i) in September 2015, we acquired a non-operated 12.9% indirect interest in Delta House, which we account for as an equity method investment; ii) in October 2014 and January 2014, we acquired the Costar and Lavaca systems, respectively, both of which are included in our Gathering and Processing segment; iii) in December 2013, we acquired Blackwater, which is included in our Terminals segment; and iv) in April 2013, we acquired the High Point System, which is included in our Transmission segment.

(b)
Direct operating expenses includes Gathering and Processing segment direct operating expenses of $39.2 million, $23.8 million, and $14.6 million and Transmission segment direct operating expenses of $13.7 million, $15.6 million, and $13.3 million for each of the three years ended December 31, 2015, 2014 and 2013, respectively. Direct operating expenses related to our Terminals segment of $6.6 million, $6.3 million, and $4.4 million are included within the calculation of Terminals segment gross margin for each of the three years ended December 31, 2015, 2014 and 2013, respectively.

(c)
Other, net includes realized gain on commodity derivatives of $1.6 million, $0.7 million and $1.1 million and COMA income of $0.8 million, $0.9 million and $0.8 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
Reconciliation of Adjusted EBITDA to Net income (loss) attributable to the Partnership
Net income (loss) attributable to the Partnership	$(127,480)	$(98,020)	$(34,039)
Add:
Depreciation, amortization and accretion expense	38,014	28,832	30,002
Interest expense	13,631	6,433	7,850
Debt issuance costs	2,238	3,841	2,113
Unrealized (gain) loss on derivatives, net	71	(595)	1,495
Non-cash equity compensation expense	3,863	1,626	2,094
Transaction expenses	1,426	1,794	3,987
Income tax expense (benefit)	953	224	(847)
Impairment on property, plant and equipment	—	99,892	18,155
Loss on impairment of noncurrent assets held for sale	—	673	2,400
Loss on impairment of goodwill	118,592	—	—
Proceeds from equity method investment, return of capital	12,367	1,632	—
General Partner contribution for cost reimbursement	330	—	—
Deduct:
COMA income	841	943	843
Straight-line amortization of put costs	—	—	119
OPEB plan net periodic benefit	14	45	73
Gain (loss) on involuntary conversion of property, plant and equipment	—	—	343
Gain (loss) on sale of assets, net	(3,161)	(207)	(75)
Adjusted EBITDA	$66,311	$45,551	$31,907

Items Affecting the Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

•
On September 18, 2015, we acquired a 12.9% non-operated indirect interest in Delta House, which is a floating production system platform with associated crude oil and natural gas export pipelines, for a net purchase price of $162.0 million. The investment was financed by proceeds of a public offering of 7.5 million of the Partnership's common units and through borrowings under the Partnership's Credit Agreement. The interest is accounted for as an equity method investment under ASC 323, Investments-Equity Method and Joint Ventures.

•	On October 14, 2014, we acquired Costar from Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC for approximately $405.3 million.

•
On August 11, 2014, we acquired a 66.7% non-operated interest in MPOG, which is an offshore crude oil gathering system, for a net purchase price of $12.0 million. The acquisition was financed through borrowings under the Partnership's Credit Agreement. The interest is accounted for as an equity method investment under ASC 323, Investments-Equity Method and Joint Ventures.

•	On January 31, 2014, we acquired our Lavaca System, which is an onshore gas gathering system for approximately $104.4 million.

•	On April 15, 2013, our General Partner contributed the High Point System.

•
On December 17, 2013, we completed the acquisition of Blackwater from our General Partner. The net assets received were recorded at their historical book value of $22.7 million as of the date common control was established, which was April 15, 2013; and

•	During the fourth quarter of 2013, we acquired an additional 4.8% undivided interest in the Chatom System, increasing our ownership to 92.2%.

General Trends and Outlook

During 2016, our business objectives will continue to focus on maintaining stable cash flows from our existing assets and executing on growth opportunities to increase our long-term cash flows. We believe the key elements to stable cash flows are the diversity of our asset portfolio and our fee-based business which represents a significant portion of our estimated margins, the objective of which is to protect against downside risk in our cash flows.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $5.5 million and $6.5 million, and approved expenditures for expansion capital of between $45.0 million and $55.0 million, for the year ending December 31, 2016. Forecasted growth capital expenditures include construction of midstream infrastructure for the Permian Off-spec treating facility, expansion of the Harvey terminal, continued build-out of Lavaca System, completion of the Longview Rail and Yellow Rose facilities, and other organic growth projects.

We expect to continue to pursue a multi-faceted growth strategy, which includes maximizing drop down opportunities provided by our relationship with ArcLight, capitalizing on organic expansion and pursuing strategic third-party acquisitions in order to grow our cash flows. However, in light of the sharp decline in energy commodity prices that began in fourth quarter of 2014 and continued throughout 2015, we expect producer and supplier activities to be impacted, which may reduce the growth rate of our Gathering and Processing and Transmission segments.

We expect our business to continue to be affected by the key trends discussed below. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Gathering and Processing Segment. Except for our fee-based contracts, which may be impacted by throughput volumes, the profitability of our gathering and processing segment is dependent upon commodity prices, natural gas and crude oil supply, and demand for natural gas, crude oil, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile and saw a significant decline in the latter part of 2014 and continued throughout 2015. Throughput volumes could decline, particularly in areas with lower NGL content, should commodity prices and drilling levels continue to experience weakness.

Transmission Segment. Profitability of our transmission segment is dependent upon the demand to transport natural gas pursuant to our firm and interruptible transportation contracts. Throughput volumes could continue to decline should natural gas prices and drilling levels continue to experience weakness as a result of volatile commodity prices.

Terminals Segment. Profitability of our terminals segment is dependent upon the demand from our customers to store their products, which is generally not tied to the crude oil and natural gas commodity markets. Currently, we have not experienced deterioration of terminal gross margin in connection with the volatility of the natural gas, crude oil, NGL or condensate markets. Further, the terms of our firm storage contracts are multiple years, with renewal options.

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.43 per barrel to a low of $26.21 per barrel from January 1, 2015 through March 1, 2016. Average daily prices for NYMEX Henry Hub natural gas ranged from a high of $3.23 per MMBtu to a low of $1.71 per MMBtu from January 1, 2015 through March 1, 2016. We are unable to predict future potential movements in the market price for natural gas, crude oil and NGLs and thus, cannot predict the ultimate impact of prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 and through early 2016, this could lead to reduced profitability and may impact our liquidity, compliance with financial covenants in our Credit Agreement, and our ability to maintain our current distribution levels. Our long-term view is that as economic conditions improve, commodity prices should reach levels that will support continued natural gas and crude oil production in the United States. Reduced profitability may result in future potential non-cash impairments of long-lived assets, goodwill, or intangible assets.

On January 25, 2016, we announced that the Board of Directors of our General Partner voted to maintain our quarterly cash distribution of $0.4725 per unit for the fourth quarter ended December 31, 2015, or $1.89 per unit on an annualized basis. The cash distribution was paid on February 12, 2016, to unitholders of record as of the close of business on February 3, 2016. The amount of our cash distributions on our units principally depends upon the amount of cash we generate from our operations, which could be adversely impacted by market conditions and factors outside of our control. The Partnership Agreement allows us to reduce or eliminate quarterly distributions, if required to maintain ongoing operations.

Capital Markets. Volatility in the capital markets may impact our operations in multiple ways, including limiting our producers' ability to finance their drilling and workover programs and limiting our ability to fund drop downs, organic growth projects and acquisitions.

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

Results of Operations — Combined Overview

Gross margin increased by $20.5 million, or 19.9%, for the year ended to December 31, 2015 to $123.3 million as compared to the same period in 2014. For the year ended December 31, 2015, the increase in gross margin was largely a result of incremental segment gross margin of $24.2 million associated with the gathering and processing systems obtained through the Costar acquisition in October 2014 and higher gross margin of $4.8 million was attributable to the Lavaca System acquisition in January 2014; which was partially offset by lower gross margin in our Transmission segment of $7.5 million as a result of a decrease in average throughput volumes and changes in pipeline imbalances.

For the year ended December 31, 2015, Adjusted EBITDA increased $20.7 million, or 45.4%, compared to the same period in 2014. The increase is primarily related to incremental segment gross margin in the Gathering and Processing segment from the Costar acquisition, higher gross margin related to the Lavaca System acquisition, and higher cash distributions derived from our unconsolidated affiliates of $18.6 million due to the September 2015 investment in Delta House. These increases were partially offset by higher direct operating expenses associated with the Costar and Lavaca System acquisitions and lower gross margin in our Transmission segment.

We distributed $46.6 million to holders of our common units, or $1.89 per unit, during the year ended December 31, 2015, including the distribution with respect to the three months ended December 31, 2014. The distribution of $1.89 per unit represents a 2% increase in annual distributions, period over period.

The following table and discussion presents certain of our historical consolidated financial data for the periods indicated.

The results of operations by segment are discussed in further detail following this combined overview (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Statements of Operations Data:
Revenue	$235,034	$307,309	$294,051
Gain (loss) on commodity derivatives	1,324	1,091	28
Total revenue	236,358	308,400	294,079
Operating expenses:
Purchases of natural gas, NGLs and condensate	105,883	197,952	215,053
Direct operating expenses	59,549	45,702	32,236
Selling, general and administrative expenses	27,232	23,103	19,079
Equity compensation expense (a)	3,774	1,536	2,094
Depreciation, amortization and accretion expense	38,014	28,832	30,002
Total operating expenses	234,452	297,125	298,464
Gain (loss) on involuntary conversion of property, plant and equipment	—	—	343
Gain (loss) on sale of assets, net	(3,011)	(122)	—
Loss on impairment of property, plant and equipment	—	(99,892)	(18,155)
Loss on impairment of goodwill	(118,592)	—	—
Operating income (loss)	(119,697)	(88,739)	(22,197)
Other income (expenses):
Interest expense	(14,745)	(7,577)	(9,291)
Other income (expense)	—	(670)	—
Earnings in unconsolidated affiliates	8,201	348	—
Net income (loss) before income tax (expense) benefit	(126,241)	(96,638)	(31,488)
Income tax (expense) benefit	(1,134)	(557)	495
Net income (loss) from continuing operations	(127,375)	(97,195)	(30,993)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(80)	(611)	(2,413)
Net income (loss)	(127,455)	(97,806)	(33,406)
Net income (loss) attributable to noncontrolling interests	25	214	633
Net income (loss) attributable to the Partnership	$(127,480)	$(98,020)	$(34,039)

Other Financial Data:
Gross margin (b)	$123,281	$102,807	$74,821
Adjusted EBITDA (b)	$66,311	$45,551	$31,907

(a)	Primarily represents non-cash costs related to our Long-Term Incentive Plans.

(b)
For definitions of gross margin and Adjusted EBITDA and reconciliations to their most directly comparable financial measure calculated and presented in accordance with GAAP, and a discussion of how we use gross margin and Adjusted EBITDA to evaluate our operating performance, please read the information in this Item under the caption "— How We Evaluate Our Operations."

Year ended December 31, 2015, compared to year ended December 31, 2014

Revenue. Our total revenue for the year ended December 31, 2015 was $236.4 million compared to $308.4 million for the year ended December 31, 2014. This decrease of $72.0 million was primarily due to a decrease in natural gas and condensate revenues of $95.2 million and $11.0 million, respectively. These decreases were primarily as a result of:

•	lower realized natural gas prices of $2.91/Mcf, which is a decrease of $2.01/Mcf, or 40.9%, period over period,

•
lower realized condensate prices of $0.97/gal, which is a decrease of $0.65/gal, or 40.1%, period over period, offset by higher gross condensate production volumes of 24.6 Mgal/d, or 32.7%, period over period, from our Gathering and Processing segment,

•	converting fixed-margin contracts in our transmission segment to firm or interruptible transportation contracts, and

•	lower throughput volumes associated with our elective processing arrangements.

The decrease in natural gas and condensate revenues was partially offset by:

•
an increase in NGL revenues of $15.5 million as a result of higher gross NGL production volumes of 166.9 Mgal/d from our Gathering and Processing segment, which was offset by lower realized NGL prices of $0.58/gal, which is a decrease of $0.33/gal., period over period,

•	an increase in fee-based revenue of $19.0 million primarily due to increased average throughput volumes in our Gathering and Processing segment of 63.4 MMcf/day, or 23.1%, and

•	an increase in the Terminals segment revenue of $2.3 million as a result of increased storage utilization from acquiring new customers and contractual storage rate escalations.

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the year ended December 31, 2015, were $105.9 million compared to $198.0 million in the year ended December 31, 2014. This decrease of $92.1 million was due to lower natural gas purchases of $94.3 million primarily as a result of lower natural gas prices and lower natural gas volumes related to our elective processing arrangements in our Gathering and Processing segment, as well as the conversion of certain fixed-margin contracts to interruptible transportation contracts in our Transmission segment as mentioned above.

This decrease was partially offset by incremental NGL, crude oil and condensate purchases of $2.2 million primarily associated with the gathering and processing systems acquired in the Costar Acquisition.

Gross Margin. Gross margin for the year ended December 31, 2015, was $123.3 million compared to $102.8 million for the year ended December 31, 2014. This increase of $20.5 million was primarily due to an increase in segment gross margin in our Gathering and Processing segment of $26.0 million as a result of higher NGL and condensate production of 166.9 Mgal/d and 24.6 Mgal/d, respectively, and higher throughput volumes of 63.4 MMcf/d, as well as higher segment gross margin in our Terminals segment of $2.0 million. These increases were partially offset by lower segment gross margin in our Transmission segment of $7.5 million as a result of a decrease in average throughput volumes.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2015, were $59.5 million compared to $45.7 million for the year ended December 31, 2014. This increase of $13.8 million was primarily due to $13.4 million of incremental operating costs, including costs related to direct labor and benefits, associated with the gathering and processing systems acquired from Costar, and an increase of $2.1 million in operating costs associated with compression rentals used at our Lavaca System. These increases were partially offset by the timing of activities related to our integrity management and plant repair and maintenance programs.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the year ended December 31, 2015, were $27.2 million compared to $23.1 million for the year ended December 31, 2014. This increase of $4.1 million was primarily due to personnel costs incurred to manage and integrate our recent acquisitions and support continuing growth.

Equity Compensation Expense. Equity compensation expense related to our Long-Term Incentive Plan for the year ended December 31, 2015, was $3.8 million compared to $1.5 million for the year ended December 31, 2014. This increase of $2.3 million was primarily due to a one-time award made to certain executives in lieu of cash payments related to our short-term incentive compensation plan during the current year.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the year ended December 31, 2015, was $38.0 million compared to $28.8 million for the year ended December 31, 2014. This increase of $9.2 million was primarily due to incremental depreciation of fixed assets and amortization of certain intangible assets associated with the Costar Acquisition and the continuing capital expansion of the Lavaca System.

Loss on Impairment of Property, Plant and Equipment. During the fourth quarter of 2014, management noted the declining commodity markets and related impact on producers and shippers to whom we provide gathering and processing services. The decline in the market price of crude oil led to a corresponding decrease in natural gas and crude oil production and impacted the throughput volume of natural and NGLs we gather and process on certain assets. As a result, asset impairment charges of $99.9 million related to certain legacy gathering and processing assets were recorded during the fourth quarter of 2014.

Loss on Impairment of Goodwill. During the fourth quarter of 2015, management performed the Partnership's annual goodwill impairment test. As a result of the continuing decline in commodity prices, as well as the decline in the market price for the Partnership's common units during the fourth quarter, key assumptions relating to expected producer volumes and commodity prices used in management's impairment testing cash flow models were updated. The updated assumptions resulted in the estimated fair value of the Costar and Lavaca reporting units being less than their respective carrying values, indicating that the related goodwill was impaired. After completing an allocation of the estimated fair value of each reporting unit to the associated assets and liabilities, management determined that the goodwill of the Costar and Lavaca reporting units had a nominal fair value and that impairment charges of $118.6 million were required. Such impairment charges were recorded during the fourth quarter of 2015.

Interest Expense. Interest expense for the year ended December 31, 2015, was $14.7 million compared to $7.6 million for the year ended December 31, 2014. This increase of $7.1 million was primarily due to higher outstanding borrowings under the Credit Agreement to fund our capital growth projects and the Costar acquisition and Delta House Investment.

Earnings in Unconsolidated Affiliates. Earnings in unconsolidated affiliates for the year ended December 31, 2015 were $8.2 million compared to $0.3 million for the year ended December 31, 2014. This increase of $7.9 million was due to incremental earnings of $7.5 million related to Delta House, and higher earnings from MPOG of $0.4 million.

Year ended December 31, 2014, compared to year ended December 31, 2013

Revenue. Our revenue for the year ended December 31, 2014 was $307.3 million compared to $294.1 million for the year ended December 31, 2013. This increase of $13.2 million was primarily due to:

•	an increase in natural gas revenues of $9.3 million as a result of higher realized natural gas prices of $4.92/Mcf, an increase of $0.89/Mcf, or 22.1%, period over period;

•
an increase in NGL revenues of $0.3 million as a result of higher gross NGL production volumes of 12.2 Mgal/d from our Gathering and Processing segment and higher realized NGL prices of $0.91/gal, an increase of $0.01/gal period over period;

•
an increase in transmission revenues from the transportation of natural gas increased $9.1 million, or 11.6%, primarily due to an increase in throughput of 134.2 MMcf/d as a result of the benefit of twelve months of revenue from the High Point System in 2014, compared to less than nine months in 2013; and

•
an increase in Terminals segment revenue of $5.7 million primarily due to higher contracted storage capacity and auxiliary services as well as having the benefit of twelve months of revenue from Terminals in 2014 compared to less than nine months in 2013.

These increases were partially offset by a decrease in condensate revenues of $9.0 million as a result of lower realized condensate prices of $1.62/gal, a decrease of $0.67/gal period over period, partially offset by higher condensate production of 29.0 Mgal/d.

Gain on Commodity Derivatives, Net. Gain on commodity derivatives, net presents our commodity derivatives which were comprised of financial swaps, collars and option contracts used to mitigate commodity price risk that have settled in 2014 or will be settled in 2015. The value of these derivatives increased by $1.1 million due to declining commodity prices. For a discussion of our commodity derivative positions, please read "Item 7a. Quantitative and Qualitative Disclosures about Market Risk."

Purchases of Natural Gas, NGLs and Condensate. Our purchases of natural gas, NGLs and condensate for the year ended December 31, 2014 were $198.0 million compared to $215.1 million in the year ended December 31, 2013. This decrease of $17.1 million was primarily due to lower natural gas purchase volumes associated with our fixed-margin contracts and realized condensate prices, partially offset by higher purchase costs associated with NGL and condensate production and higher realized natural gas prices related to POP contracts associated with owned processing plants.

Gross Margin. Gross margin for the year ended December 31, 2014 was $102.8 million compared to $74.8 million for the year ended December 31, 2013. This increase of $28.0 million was primarily due to: i) an increase in gross margin in our Transmission segment of $10.4 million as a result of increased throughput of 134.2 MMcf/d primarily as a result of twelve months of activity on our High Point Systems in 2014 compared to less than nine months of activity in 2013; ii) an increase in our Terminals segment of $3.7 million due to incremental storage capacity and associated customers as well as twelve months of activity in 2014 compared to less than nine months of activity in 2013; and iii) an increase in gross margin in our Gathering and Processing segment of $13.8 million due to $16.5 million attributable to the acquired Lavaca System and incremental gross margin of $8.0 million attributable to the assets acquired from Costar, partially offset by declines in gross margin at our other gathering and processing assets together with lower realized condensate prices of $0.67, or 29.3%, period over period.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2014 were $45.7 million compared to $32.2 million in the year ended December 31, 2013. This increase of $13.5 million was primarily due to: i) $3.4 million of incremental operating expenses associated with the Costar acquisition; ii) $2.0 million of additional material and supplies associated with our Terminal segment; iii) $3.3 million of incremental costs associated with compression rentals; iv) $1.0 million of costs associated with additional pipeline inspections; v) higher salaries, wages and related costs of $1.2 million associated with new personnel additions incurred to manage and integrate our acquisitions and support our continued growth; and vi) $0.8 million associated with integrity management programs.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2014 were $23.1 million compared to $19.1 million for the year ended December 31, 2013. This increase of $4.0 million was primarily due to: i) higher salaries, wages and related costs of $3.4 million associated with personnel additions incurred to manage and integrate our acquisitions and support our continued growth; ii) an increase in legal fees of $0.9 million associated with certain transactions; and iii) $0.5 million of incremental SG&A associated with the Costar acquisition.

Equity Compensation Expense. Compensation expense related to our LTIP for the year ended December 31, 2014 was $1.5 million compared to $2.1 million for the year ended December 31, 2013. This decrease of $0.6 million was primarily due to a one-time grant award made in 2013 associated with the acquisition of the High Point System that did not occur in 2014.

Depreciation, Amortization and Accretion Expense. Depreciation, amortization and accretion expense for the year ended December 31, 2014 was $28.8 million compared to $30.0 million for the year ended December 31, 2013. This decrease of $1.2 million was primarily due to i) $6.8 million of incremental depreciation of assets associated with acquisitions; and ii) $1.4 million of incremental amortization of intangible assets; which was partially offset by $9.2 million of a reduction in depreciation of certain assets becoming fully depreciated in the current period.

Loss on Impairment of Property, Plant and Equipment. During the fourth quarter of 2014, management noted the declining commodity markets and related impact on producers and shippers to whom we provide gathering and processing services. The decline in the market price of crude oil has led to a corresponding decrease in crude oil and natural gas production and is impacting the volume of natural and NGLs we gather and process on certain assets. As a result, asset impairment charges of $99.9 million related to certain gathering and processing assets were recorded during the fourth quarter of 2014.

Interest Expense. Interest expense for the year ended December 31, 2014, was $7.6 million compared to $9.3 million for the year ended December 31, 2013. This decrease of $1.7 million was primarily due to i) a lower outstanding debt balance under the Credit Agreement and ii) a slight decrease to our weighted average interest rate of 0.73% as a result of lower leverage during the year ended December 31, 2014.

Earnings in Unconsolidated Affiliates. Earnings in unconsolidated affiliates of $0.3 million represents our 66.7% share of earnings from MPOG for the year ended December 31, 2014 which was acquired in August 2014.

Results of Operations — Segment Results

Gathering and Processing Segment

The table below contains key segment performance indicators related to our Gathering and Processing segment (in thousands except operating and pricing data).

	For the Years Ended December 31,
	2015	2014	2013
Segment Financial and Operating Data:
Gathering and Processing segment
Financial data:
Revenue	$173,597	$203,616	$205,179
Gain (loss) on commodity derivatives, net	1,324	1,091	28
Total revenue	174,921	204,707	205,207
Purchases of natural gas, NGLs and condensate	97,580	152,690	168,574
Direct operating expenses	39,189	23,783	14,574
Other financial data:
Segment gross margin	$76,865	$50,817	$36,985
Operating data:
Average throughput (MMcf/d)	338.2	274.8	277.2
Average plant inlet volume (MMcf/d) (a)	120.9	89.1	117.3
Average gross NGL production (Mgal/d) (a)	231.1	64.2	52.0
Average gross condensate production (Mgal/d) (a)	99.8	75.2	46.2
Average realized prices:
Natural gas ($/Mcf)	$2.91	$4.92	$4.03
NGLs ($/gal)	$0.58	$0.91	$0.90
Condensate ($/gal)	$0.97	$1.62	$2.29

(a)	Excludes volumes and gross production under our elective processing arrangements.

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Revenue. Segment total revenue for the year ended December 31, 2015 was $174.9 million compared to $204.7 million for the year ended December 31, 2014. This decrease of $29.8 million was primarily due to lower realized natural gas, NGL and condensate prices of 40.9%, 36.3%, and 40.1%, respectively.

These decreases were partially offset by higher average throughput volumes of 63.4 MMcf/d, and higher average NGL and condensate production of 166.9 Mgal/d and 24.6 Mgal/d, respectively. The increase in average throughput volumes is primarily due to incremental average throughput volumes associated with the gathering and processing systems related to the Costar and Lavaca System acquisitions.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the year ended December 31, 2015 were $97.6 million compared to $152.7 million for the year ended December 31, 2014. This decrease of $55.1 million was primarily due to lower purchase costs associated with natural gas and NGLs, period over period, due to lower realized natural gas and NGL prices and lower natural gas volumes associated with our elective processing arrangements. These decreases were partially offset by incremental purchases associated with off-spec NGL and condensate throughput volumes related to the Longview System.

Segment Gross Margin. Segment gross margin for the year ended December 31, 2015 was $76.9 million compared to $50.8 million for the year ended December 31, 2014. This increase of $26.1 million was primarily due to incremental gross margin of $24.2 million related to the Longview, Chapel Hill, Danville, Yellow Rose, and Bakken Systems and higher gross margin of $4.8 million at our Lavaca System. These increases were partially offset by lower NGL and condensate production associated with our elective processing arrangements.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2015 were $39.2 million compared to $23.8 million for the year ended December 31, 2014. This increase of $15.4 million was primarily due to the incremental operating costs associated with the gathering and processing systems acquired in the Costar and Lavaca acquisitions, partially offset by the timing of activities related to our integrity management and plant repair and maintenance programs.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Revenue. Segment revenue for the year ended December 31, 2014, was $204.7 million compared to $205.2 million for the year ended December 31, 2013. This decrease of $0.5 million was primarily due to lower average natural gas throughput volumes of 2.4 MMcf/d, or 0.9%, period over period, as a result of reduced volumes associated with fixed-margin and POP contracts at certain legacy gathering and processing systems and lower realized condensate prices of $0.67, or 29.3%.

These decreases were offset by higher realized natural gas prices of $0.89, or 22.1%; higher average gross condensate production of 29.0 Mgal/d, or a net increase of 62.8%, primarily as a result of condensate production at our Lavaca System; and higher average gross NGL production amounting to 12.2 Mgal/d, or a net increase of 23.5%, primarily as a result of NGL production at our Longview and Chapel Hill Systems, partially offset by reduced production at certain legacy gathering and processing systems and lower NGL volume associated with our elective processing arrangements.

Gain on Commodity Derivatives, Net. Gain on commodity derivatives, net presents our commodity derivatives which was comprised of financial swaps, collars and option contracts used to mitigate commodity price risk that settled in 2014 or 2015 increased $1.1 million period over period due to holding net short positions in a declining commodity price market. For a discussion of our commodity derivative positions, please read "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the year ended December 31, 2014, were $152.7 million compared to $168.6 million for the year ended December 31, 2013. This decrease of $15.9 million was primarily due to lower natural gas purchase volumes associated with our fixed-margin contracts and realized condensate prices, offset by higher purchase costs associated with NGL and condensate production and higher realized natural gas prices related to fixed-margin and POP contracts associated with owned processing plants.

Segment Gross Margin. Segment gross margin for the year ended December 31, 2014, was $50.8 million compared to $37.0 million for the year ended December 31, 2013. This increase of $13.8 million was primarily due to incremental gross margin of $16.5 million at our Lavaca System and incremental gross margin of $8.0 million at our Longview, Chapel Hill and Yellow Rose Systems. These increases were partially offset by lower gross margin of $4.6 million due to lower average gross NGL production associated with our elective processing arrangements on our Gloria and Lafitte Systems; as well as lower plant inlet volumes and corresponding NGL sales associated with certain legacy gathering and processing systems of $5.0 million.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2014, were $23.8 million compared to $14.6 million for the year ended December 31, 2013. This increase of $9.2 million was primarily due to the incremental operating costs associated with our newly acquired Lavaca System and the gathering and processing assets of Costar.

Transmission Segment

The table below contains key segment performance indicators related to our Transmission segment (in thousands except operating and pricing data).

	For the Years Ended December 31,
	2015	2014	2013
Segment Financial and Operating Data:
Transmission segment
Financial data:
Revenue	$43,682	$88,189	$79,041
Purchases of natural gas, NGLs and condensate	8,303	45,262	46,479
Direct operating expenses	13,720	15,577	13,259
Other financial data:
Segment gross margin	$35,301	$42,828	$32,408
Operating data:
Average throughput (MMcf/d)	708.6	778.9	644.7
Average firm transportation - capacity reservation (MMcf/d)	653.7	577.9	640.7
Average interruptible transportation - throughput (MMcf/d)	410.3	468.9	389.2

Revenue. Segment revenue for the year ended December 31, 2015, was $43.7 million compared to $88.2 million for the year ended December 31, 2014. This decrease of $44.5 million in revenue was primarily due to converting certain fixed-margin arrangements to interruptible and firm transportation agreements during the first quarter of 2015, which substantially reduced the sales of natural gas throughput volumes and also the need for us to purchase such volumes; and lower average throughput volumes of 70.3 MMcf/d primarily attributable to our Midla and High Point Systems.

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the year ended December 31, 2015, were $8.3 million compared to $45.3 million for the year ended December 31, 2014. This decrease of $37.0 million was primarily due to converting certain fixed-margin arrangements to interruptible and firm transportation agreements, and therefore substantially reducing our need to purchase natural gas.

Segment Gross Margin. Segment gross margin for the year ended December 31, 2015, was $35.3 million compared to $42.8 million for the year ended December 31, 2014. This decrease of $7.5 million was primarily due to changes in pipeline imbalances and lower interruptible transportation margins period over period due to lower average throughput volumes of 70.3 MMcf/d, or 9.0%.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2015, were $13.7 million compared to $15.6 million for the year ended December 31, 2014. This decrease of $1.9 million was primarily related to the timing of activities associated with our integrity management program and lower insurance premiums, year over year.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Revenue. Segment revenue for the year ended December 31, 2014, was $88.2 million compared to $79.0 million for the year ended December 31, 2013. This increase of $9.2 million was primarily due to higher realized natural gas prices on our fixed-margin arrangements of $0.84/Mcf, or 22.1%, and an increase in the average throughput volumes on our transmission systems to 778.9 MMcf/d for the year ended December 31, 2014 compared to 644.7 MMcf/d for the year ended December 31, 2013, representing a 20.8% increase period over period. This increase in the average throughput volumes was primarily due to higher throughput volumes at our High Point System of 147.9 MMcf/d resulting from twelve months of activity in 2014 compared to less than nine months in 2013, partially offset by lower natural gas throughput volumes of 19.5 MMCf/d primarily related to our Midla and Trigas systems. The higher realized natural gas prices on our fixed-margin arrangements were partially offset by lower sales volumes of 1.9 MMcf, or 19.0%

Purchases of Natural Gas, NGLs and Condensate. Purchases of natural gas, NGLs and condensate for the year ended December 31, 2014, were $45.3 million compared to $46.5 million for the year ended December 31, 2013. This decrease of $1.2 million was primarily due to higher realized natural gas prices, which resulted in higher natural gas purchase costs associated with our fixed-margin arrangements; and an extinguishment of a reserve associated with lower lost and unaccounted for gas on our High Point System.

Segment Gross Margin. Segment gross margin for the year ended December 31, 2014, was $42.8 million compared to $32.4 million for the year ended December 31, 2013. This increase of $10.4 million was primarily due to increased gross margin associated with our High Point System of $12.0 million resulting from twelve months of activity in 2014 compared to less than nine months in 2013; and an extinguishment of a reserve associated with lower lost and unaccounted for gas on our High Point System.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2014, were $15.6 million compared to $13.3 million for the year ended December 31, 2013. This increase of $2.3 million was primarily due to increased costs associated with our High Point System having twelve months of activity in 2014 compared to less than nine months in 2013.

Terminals Segment

The table below contains key segment performance indicators related to our Terminals segment (in thousands except operating data).

	For the Years Ended December 31,
	2015	2014	2013
Segment Financial and Operating Data:
Terminals segment
Financial data:
Total revenue	$17,755	$15,504	$9,831
Direct operating expenses	6,640	6,342	4,403
Other financial data:
Segment gross margin	$11,115	$9,162	$5,428
Operating data:
Contracted Capacity (Bbls)	1,487,542	1,247,058	1,114,792
Design Capacity (Bbls)	1,688,950	1,363,817	1,165,600
Storage Utilization (a)	88.1%	91.4%	95.6%

(a)	Excludes storage utilization associated with our discontinued operations.

Revenue. Segment total revenue for the year ended December 31, 2015, was $17.8 million compared to $15.5 million for the year ended December 31, 2014. The increase of $2.3 million was primarily attributable to increases in contracted storage capacity due to the expansion efforts at the Harvey and Westwego terminals and contractual storage rate escalations.

Direct Operating Expenses. Direct operating expenses for the year ended December 31, 2015 were $6.6 million compared to $6.3 million for the year ended December 31, 2014. The increase of $0.3 million is primarily attributable to additional direct labor associated with providing ancillary services.

Segment Gross Margin. Segment gross margin for the year ended December 31, 2015, was $11.1 million compared to $9.2 million for the year ended December 31, 2014. The increase of $1.9 million was primarily attributable to an increase in storage revenue while managing direct labor costs associated with providing ancillary services.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

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

Our principal sources of liquidity include borrowings under our Credit Agreement, issuance of equity in the capital markets or through private transactions, and financial support from ArcLight, who controls our General Partner. In addition, we may seek to raise capital through the issuance of equity and unsecured senior notes. Given our historical success in accessing various sources of liquidity, we believe that cash generated from our operating activities and the sources of liquidity described above will be sufficient to meet our short-term working capital requirements, medium-term maintenance capital expenditure requirements, and quarterly cash distributions for at least the next four quarters. In the event these sources are not sufficient, we would pursue other sources of cash funding, including, but not limited to, additional forms of debt or equity financing.  In addition, we would reduce capital expenditures, direct operating expenses and selling, general and administrative expenses, as necessary, and our Partnership Agreement allows us to reduce or eliminate quarterly distributions, if required to maintain ongoing operations.

Our liquidity for the year ended December 31, 2015 was impacted by the following:

•	issuances of 2,571,430 Series A-2 Units for $45.0 million in net proceeds, which were used to pay down outstanding borrowings under the Credit Agreement;

•	issuance of 7,500,000 Limited Partner common units for $81.0 million in net proceeds which were used to partially fund our investment in Delta House; and

•
completion of the First Amendment to the Credit Agreement dated as of September 5, 2014, which increased our borrowing capacity from $500.0 million to $750.0 million, with the ability to further increase the borrowing capacity to $900.0 million subject to lender approval.

Changes in natural gas, crude oil, NGL and condensate prices and the terms of our contracts have a direct impact on our generation and use of cash from operations due to their impact on net income (loss), along with the resulting changes in working capital. During 2015, we mitigated a portion of our anticipated commodity price risk associated with the volumes from our gathering and processing activities with fixed price commodity swaps. For additional information regarding our derivative activities, please read Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

The counterparties to certain of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty's assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds is determined on a counterparty by counterparty basis, and is impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative natural gas and crude oil forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. As of December 31, 2015, we had no collateral risk.

Our Credit Agreement

On September 18, 2015, the Partnership entered into the First Amendment to the Partnership's Credit Agreement, which provides for maximum borrowings equal to $750.0 million, with the ability to further increase the borrowing capacity to $900.0 million subject to lender approval. The Credit Agreement contains certain financial covenants, including i) a consolidated leverage ratio that requires our indebtedness not to exceed 4.75 times adjusted consolidated EBITDA (as defined in the Credit Agreement) for the prior twelve month period (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted consolidated EBITDA), and ii) a minimum interest coverage ratio that requires our adjusted consolidated EBITDA to exceed consolidated interest charges by at least 2.50 times. The financial covenants in our Credit Agreement may limit the amount available to us for borrowing to less than $750.0 million. We can elect to have loans under our Credit Agreement bear interest either at a Eurodollar-based rate plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate”, or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan.

Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets. Advances made under the Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the Credit Agreement include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2019.

The Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

As of December 31, 2015, our consolidated total leverage ratio was 4.56 and our interest coverage ratio was 8.56, which were in compliance with the financial covenants required in the Credit Agreement. The maximum permitted consolidated total leverage ratio was 5.25 for the twelve month period ended December 31, 2015, as result of our indirect investment in Delta House in September 2015.  The maximum permitted consolidated total leverage ratio will revert to 4.75 for the period ended June 30, 2016. As of December 31, 2015, we had approximately $525.1 million of outstanding borrowings under the $750.0 million Credit Agreement.

At December 31, 2015 and 2014, letters of credit outstanding under the Credit Agreement were $1.8 million and $1.6 million, respectively.

As of December 31, 2015, we were in compliance with the covenants included in the Credit Agreement. Our ability to maintain compliance with the  leverage and interest coverage ratios included in the Credit Agreement may be subject to, among other things, the timing and success of initiatives we are pursuing, which may include expansion capital projects, acquisitions, or drop down transactions, as well as the associated financing for such initiatives.  If required, ArcLight Capital Partners, which controls the General Partner of the Partnership, has agreed to provide financial support for the Partnership to maintain compliance with the covenants contained in the Credit Agreement through December 31, 2016.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices because both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital because we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. Our working capital deficit was $10.1 million at December 31, 2015.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$40,937	$21,478	$17,223
Investing activities	(171,108)	(471,870)	(28,214)
Financing activities	129,672	450,490	10,816

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Operating Activities. Net cash provided by operating activities was $40.9 million for year ended December 31, 2015, compared to $21.5 million for the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2015 increased by $19.4 million period over period primarily due to increased gross margin of $20.5 million, an increase in the change in operating assets and liabilities of $16.1 million, and an increase in earnings from unconsolidated affiliates of $7.9 million. These increases in operating cash flows were partially offset by increases in direct operating expenses and selling, general and administrative expenses of $13.8 million and $4.1 million, respectively, and an increase in interest expense of $7.2 million due to a higher outstanding borrowings as a result of the Costar acquisition and Delta House Investment; as well as, funding our capital growth projects during the current year.

Our long-term cash flows from operating activities are dependent on commodity prices, average throughput volumes, costs required for continued operations and cash interest expense. Average throughput volume changes also impact cash flow, but have not been as volatile as commodity prices. Another source of variability in our cash flows from operating activities is fluctuation in commodity prices, which we partially mitigated by entering into commodity derivatives.

Investing Activities. Net cash used in investing activities was $171.1 million for the year ended December 31, 2015, compared to $471.9 million for the year ended December 31, 2014. Cash used in investing activities for the year ended December 31, 2015 decreased by $300.8 million period over period primarily due to no cost of acquisitions for 2015 and cash received from acquisitions of $7.4 million in 2015 as compared to cost of acquisitions of $362.3 million in 2014, primarily related to reimbursement for certain capital expenditures that we have incurred, or will incur, related to the Costar acquisition, return of restricted cash of $6.5 million, and higher cash disbursements received from unconsolidated affiliates in excess of cumulative earnings of $10.7 million. These increases were offset by higher capital expenditures of $33.6 million primarily related to the Lavaca and Bakken Systems, and higher cash disbursements of $59.6 million related to equity method investments primarily related to the Delta House Investment.

Financing Activities. Net cash provided by financing activities was $129.7 million for the year ended December 31, 2015, compared to $450.5 million for the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2015, decreased by $320.8 million period over period primarily due to lower proceeds from the issuance of common units to the public of $121.8 million, cash distributions in excess of carrying value received related to the Delta House Investment of $96.3 million, lower net borrowings period over period of $90.1 million, the absence of proceeds received from the issuance of Series B Units in 2014, and an increase in unit holder distributions of $25.4 million. These decreases in cash flows provided by financing activities were partially offset by the issuance of Series A-2 units for gross proceeds of $45.0 million.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Operating Activities. Net cash provided by operating activities was $21.5 million for year ended December 31, 2014, compared to $17.2 million for the year ended December 31, 2013. Net cash provided by operating activities for the year ended December 31, 2014, increased primarily due to increased gross margin of $28.0 million and a decrease in interest expense of $1.7 million. These increases were partially offset by $13.5 million of additional direct operating expenses associated with incremental operating expense of the gathering and processing systems of Costar, an increase in compression rentals, costs associated with integrity management programs and additional aerial pipeline inspections, an increase of $4.0 million associated with higher salaries and wages associated with new personnel additions and legal costs incurred to manage and integrate our acquisitions and support our continued growth, and settlement of asset retirement obligations of $1.0 million.

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

Investing Activities. Net cash used in investing activities was $471.9 million for the year ended December 31, 2014, compared to $28.2 million for the year ended December 31, 2013. Cash used in investing activities for the year ended December 31, 2014 increased by $443.7 million period over period primarily due to incremental payments of $362.3 million used to fund the acquisition of gathering and processing assets, $69.8 million of additional capital expenditures primarily associated with expansion capital programs related to the Lavaca System and new terminal storage facilities at Westwego and Harvey, Louisiana, and $12.0 million associated with acquisition of a 66.7% undivided interest in MPOG. These increases were partially offset by $5.8 million of proceeds related to the divestiture of non-strategic midstream assets.

Financing Activities. Net cash provided by financing activities was $450.5 million for the year ended December 31, 2014, compared to net cash provided by financing activities of $10.8 million for the year ended December 31, 2013. Cash provided by financing activities for the year ended December 31, 2014, increased by $439.7 million period over period primarily due to incremental proceeds from the issuance of common units to the public of $204.3 million and the issuance of Series B Units of $30.0 million, and an increase of $239.8 million in net borrowings from our credit facility in order to finance, in part, the acquisition of Costar.

Off-Balance Sheet Arrangements

We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. At December 31, 2015, our material off-balance sheet arrangements and transactions included operating lease arrangements and service contracts. There are no other transactions, arrangements, or other relationships associated with our investments in unconsolidated affiliates or related parties that are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources. At December 31, 2015, our off-balance sheet arrangements did not change materially from those listed in "Item 7. Management's Discussion and Analysis — Contractual Obligations".

Capital Requirements

The energy business is capital intensive, requiring significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities. We categorize our capital expenditures as either:

•
maintenance capital expenditures, which are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets) made to maintain our operating income or operating capacity; or

•	expansion capital expenditures, incurred for acquisitions of capital assets or capital improvements that we expect will increase our operating income or operating capacity over the long term.

Historically, our maintenance capital expenditures have not included all capital expenditures required to maintain volumes on our systems. It is customary in the regions in which we operate for producers to bear the cost of well connections, but we cannot be assured that this will be the case in the future. For the year ended December 31, 2015, capital expenditures totaled $130.5 million including expansion capital expenditures of $120.1 million, maintenance capital expenditures of $4.5 million and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $6.0 million. Although we classified our capital expenditures as expansion and maintenance, we believe those classifications approximate, but do not necessarily correspond to, the definitions of estimated maintenance capital expenditures and expansion capital expenditures under our Partnership Agreement. We anticipate maintenance capital expenditures of between $5.5 million and $6.5 million and expansion capital expenditures between $45.0 million and $55.0 million for the year ending December 31, 2016. Forecasted growth capital expenditures include construction of midstream infrastructure for the Permian Off-spec treating facility, expansion of the Harvey terminal, continued build-out of Lavaca system, completion of the Longview Rail and Yellow Rose facilities, and other organic growth projects.

We intend to make cash distributions to our unitholders and our General Partner and expect that we will distribute most of the cash generated by our operations.

As a result, we expect to fund acquisitions and future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, and additional debt and equity issuances. If these sources are not sufficient, we may pursue the divestiture of non-core assets or reduce discretionary spending.

Integrity Management

Certain operating assets require an ongoing integrity management program under regulations of the U.S. Department of Transportation, or DOT. These regulations require transportation pipeline operators to implement continuous integrity management programs over a seven-year cycle. Our total program addresses approximately 93 high consequence areas that require on-going testing pursuant to DOT regulations. Over the course of the seven-year cycle, we expect to incur up to $7.2 million in integrity management testing expenses.

Distributions

On January 25, 2016, we announced a distribution of $0.4725 per unit for the fourth quarter ended December 31, 2015, or $1.89 per unit on an annualized basis. The cash distribution was paid on February 12, 2016, to unitholders of record as of the close of business on February 3, 2016.

Contractual Obligations

The table below summarizes our contractual obligations and other commitments as of December 31, 2015 (in thousands):

	Total	Long-term debt	Operating leases and service contracts	Asset retirement obligation
Less Than 1 Year	$12,881	$2,338	$3,721	$6,822
1 - 3 Years	3,459	—	3,459	—
3 - 5 Years	527,451	525,100	2,351	—
More Than 5 Years	30,086	—	1,537	28,549
Total	$573,877	$527,438	$11,068	$35,371

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

Impairment of Long-Lived Assets. A long-lived asset is tested for impairment whenever events or changes in circumstances indicate its carrying amount may exceed its fair value. Fair values are based on the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the assets. An asset or asset group is considered impaired when the estimated undiscounted cash flows are less than the carrying amount. In that event, an impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value as determined by quoted market prices in active markets or present value techniques. The determination of the fair value using present value techniques requires us to make projections and assumptions regarding future cash flows and weighted average cost of capital. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of the recoverability of our property, plant and equipment and the recognition of an impairment loss in our consolidated statements of operations. We recorded impairments of long-lived assets of $0.0 million, $99.9 million and $18.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. A hypothetical increase or decrease in fair value by 1.0% would have changed our impairment by less than $1.0 million for the year ended December 31, 2014.

Impairment of Goodwill. We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when allocating the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. We recorded an impairment of goodwill of $118.6 million for the year ended December 31, 2015.

Environmental Remediation. Current accounting guidelines require us to recognize a liability and expense associated with environmental remediation if: i) government agencies mandate such activities, ii) the existence of a liability is probable and iii) the amount can be reasonably estimated. As of December 31, 2015, we did not record any liability for remediation expenditures. If governmental regulations change, we could be required to incur remediation costs that may have a material impact on our profitability.

Asset Retirement Obligations. As of December 31, 2015, we recorded liabilities of $35.4 million for future asset retirement obligations associated with our pipeline and gathering and processing systems. Related accretion expense has been recorded in Depreciation, amortization and accretion expense as discussed in Note 1 in our consolidated financial statements. The recognition of an asset retirement obligation requires that management make numerous estimates, assumptions and judgments regarding such factors as costs of remediation, timing of settlement to changes in the estimate of the costs of remediation. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset or corresponding liability on a prospective basis and an adjustment in our depreciation expense in future periods.

Revenue Recognition. We recognize revenue when all of the following criteria are met: i) persuasive evidence of an exchange arrangement exists, ii) delivery has occurred or services have been rendered, iii) the price is fixed or determinable and iv) collectability is reasonably assured. We record revenue and cost of product sold on the gross basis for those transactions where we act as the principal and take title to natural gas, crude oil, NGLs or condensates that is purchased for resale. When our customers pay us a fee for providing a service such as gathering, treating or transportation, we record those fees separately in revenue. Under keep-whole contracts, we keep the NGLs extracted and return the processed natural gas or value of the natural gas to the producer. Revenue from firm storage contracts is recognized ratably, which is typically monthly, over the term of the lease. Revenue from throughput fees and ancillary fees are recognized as services are provided to the customer and when the fees are realizable.

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

Price Risk Management Activities. We have structured our hedging activities in order to minimize our commodity pricing and interest rate risks and to help maintain compliance with certain financial covenants in our credit agreement. These hedging activities rely upon forecasts of our expected operations and financial structure. If our operations or financial structure are significantly different from these forecasts, we could be subject to adverse financial results as a result of these hedging activities. We mitigate this potential exposure by retaining an operational cushion between our forecasted transactions and the level of hedging activity executed.

From the inception of our hedging program, we used mark-to-market accounting for our commodity hedges and interest rate caps. We record monthly realized gains and losses on hedge instruments based upon cash settlements information. The settlement amounts vary due to the volatility in the commodity market prices throughout each month. We also record unrealized gains and losses quarterly based upon the future value on mark-to-market hedges through their expiration dates.

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 1 "Organization, Basis of Presentation and Summary of Significant Accounting Policies"
in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

Accounting Standards Update ("ASU") No. 2015-02, Consolidation - Amendments to the Consolidation Analysis

In February 2015, the FASB issued a final standard that amends the current consolidation guidance. The amendments affect both the variable interest entity ("VIE") and voting interest entity ("VOE") consolidation models. The standard is effective for public reporting entities in the fiscal periods beginning after December 15, 2015, early adoption is permitted. We have evaluated the impact of this ASU to the Partnership's consolidated financial statements and footnotes thereto and believe the changes may be significant in the future. Changes to variable and voting interest models associated with certain legal entities under the new consolidation model could change previous consolidation conclusions.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption is not permitted. We have begun assessing the impact of this ASU to the Partnership's consolidated financial statements and footnotes thereto and believe the level of effort to ensure all transaction types are appropriately analyzed to be significant. Our assessment to-date considers alternatives of the transition methods, a portfolio approach to significant contract-types and required changes to disclosure to the consolidated financial statements. In light of performance obligations, effects of variable consideration and enhanced disclosure, we expect the adoption of this ASU to have a significant impact to the Partnership's consolidated financial statements and footnotes thereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, crude oil, NGLs and condensate in our Gathering and Processing segment. Both our profitability and our cash flow are affected by volatility in the prices of these commodities. Natural gas, crude oil and NGL prices are impacted by changes in the supply and demand for these energy commodities, as well as market uncertainty. For a discussion of the volatility of natural gas, crude oil, and NGL prices, please refer to "Item 1A. Risk Factors." Adverse effects on our cash flow from reductions in natural gas, crude oil and NGL prices could adversely affect our operating cash flows and our ability to make distributions to unitholders. We manage this commodity price exposure through an integrated strategy that includes management of our contract portfolio, optimization of our assets, and the use of derivative contracts. Our overall direct exposure to movements in natural gas prices is minimal as a result of natural hedges inherent in our current contract portfolio. Natural gas prices, however, can also affect our profitability indirectly by influencing the level of drilling activity in our areas of operation. We are a net seller of NGLs, and as such our financial results are exposed to fluctuations in NGLs pricing.

To minimize the effect of commodity prices and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management's view of future commodity prices, acquisition economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price downturns while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the Board of Directors of our General Partner. Historically, the commodity derivatives are in the form of swaps and collars.

We enter into commodity contracts with counterparties. We may be required to post collateral with our counterparties in connection with our derivative positions. As of December 31, 2015, we have not been required to post collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.

During 2015, we entered into additional commodity contracts with existing counterparties to hedge our 2015 exposure to commodity prices. Due to declining commodity prices, we had not entered into commodity contracts to hedge production in 2016 and beyond as of December 31, 2015.

Interest Rate Risk

During the year ended December 31, 2015, we had exposure to changes in interest rates on our indebtedness associated with our Credit Agreement. To manage the impact of the interest rate risk associated with our Credit Agreement, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows. The notional amount of our interest rate swap that expired on August 1, 2015 was $100.0 million.

On March 2, 2016, we entered into interest rate swaps with a notional amount of $200.0 million that will expire in September 2019.

The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will begin to tighten, resulting in higher interest rates. For example, on December 16, 2015, the Federal Open Market Committee raised the target range for the federal funds rate by 0.25%. Future interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

A hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $4.4 million for the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, begin on F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the management of our General Partner, including our General Partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2015. Based on this assessment, the Certifying Officers concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2015.

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

Remediation of spreadsheet deficiencies

We did not design and maintain effective internal controls over financial reporting regarding the completeness and accuracy of spreadsheets. Specifically, our guidelines were not precise enough in describing the level of review to be performed regarding the inputs, assumptions, and formulas used in spreadsheets. This control deficiency resulted in audit adjustments to goodwill, intangible assets, and amortization expense during the year ended December 31, 2014 and immaterial out-of-period adjustments to our consolidated financial statements for each of the interim periods in the year-ended December 31, 2014. Additionally, this control deficiency could have resulted in a material misstatement of our annual or interim consolidated financial statements that may not have been prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.

With respect to the identified material weakness, we have assessed, developed and implemented specific guidance and procedures describing the expected level of reviews to be performed on our key spreadsheets used in the preparation and analysis of accounting and financial information. This includes the validation of inputs, assumptions and formulas.  We believe this process is appropriately designed to strengthen controls surrounding the use of our key spreadsheets. Management tested the newly implemented and modified controls and found them to be effective and concluded that as of December 31, 2015, the material weakness has been remediated.

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

The Certifying Officers assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment, the Certifying Officers concluded that as of December 31, 2015 the Partnership’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm, that audited the consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2015, as stated in their report which is included on page F-1 of this Annual Report.

Changes in internal control over financial reporting

Management, including our Certifying Officers, evaluated the changes in our internal control over financial reporting for the quarter ended December 31, 2015. As outlined above, management remediated the material weakness that existed during 2015. As such, certain changes related to spreadsheets that operated on an annual basis occurred in the fourth quarter related to the remediation of the material weakness described above and were considered changes to the Partnership’s internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The certifications of our Certifying Officers pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Annual Report on Form 10-K as Exhibits 31.1 and 31.2. The certifications of our Certifying Officers pursuant to 18 U.S.C. 1350 are furnished with this Annual Report on Form 10-K as Exhibits 32.1 and 32.2.

Item 9B. Other Information
Amendment to Employment Agreement
On March 7, 2016,  the General Partner entered into the Second Amendment to Employment Agreement (the “Second Amendment”) with Michael D. Suder, Chief Executive Officer of Blackwater Midstream. The Second Amendment revises the definitions of the terms “Blackwater Harvey” and “Blackwater Direct SG&A” in the underlying Employment Agreement in order to maintain previously existing economic structure of the Employment Agreement in light of certain internal contract assignments between entities wholly-owned by the Partnership. This description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as an exhibit to this Form 10-K and incorporated by reference herein.

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

Our partnership agreement provides for the Board of Directors of our General Partner to designate a Conflicts Committee ("Conflicts Committee"), as delegated by the Board as circumstances warrant, to review conflicts of interest between us and our General Partner or between us and affiliates of our General Partner. If the Board submits a matter to the Conflicts Committee, which will consist solely of independent directors, for their review and approval, the Conflicts Committee will determine if the resolution of a conflict of interest that has been presented to it by the Board is fair and reasonable to us. The members of the Conflicts Committee may not be executive officers or employees of our General Partner or directors, executive officers or employees of its affiliates. In addition, the members of the Conflicts Committee must meet the independence and experience standards established by the NYSE and the Exchange Act for service on an audit committee of a board of directors. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us and not a breach by our General Partner of any duties it may owe us or our unitholders. In addition, the Board has an Audit Committee ("Audit Committee"), that complies with the NYSE requirements, a compensation committee ("Compensation Committee"), and a hedge committee that oversees risk management activities.

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

Directors are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board and are subject to the terms of their employment agreements, if applicable. The following table shows information for the executive officers and directors of our General Partner as of December 31, 2015:

Name	Age	Position with American Midstream GP, LLC
Lynn L. Bourdon III (a)	53	Chairman of the Board, President and Chief Executive Officer
Tom L. Brock	43	Vice President, Chief Accounting Officer and Corporate Controller
Daniel C. Campbell	45	Senior Vice President and Chief Financial Officer
Louis J. Dorey	60	Senior Vice President of Business Development
William B. Mathews	63	Secretary, General Counsel and Senior Vice President of Legal Affairs
Matthew W. Rowland	53	Senior Vice President and Chief Operating Officer
Michael D. Suder	61	President and Chief Executive Officer of Blackwater Midstream Corporation
Stephen W. Bergstrom (b)	58	Director
John F. Erhard	41	Director
Donald R. Kendall Jr.	63	Director
Daniel R. Revers	54	Director
Rose M. Robeson	55	Director
Joseph W. Sutton	67	Director
Lucius H. Taylor	42	Director
Gerald A. Tywoniuk	54	Director

(a)	Mr. Bourdon was appointed to serve as Chairman of the Board, President and Chief Executive Officer effective December 10, 2015.
(b)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

Executive officers

Lynn L. Bourdon III was appointed Chairman, President and Chief Executive Officer in December 2015. Most recently, Mr. Bourdon served as President and Chief Executive Officer of Enable Midstream Partners, LP. Prior to Enable Midstream, he served as Group Senior Vice President of NGL & Natural Gas Marketing, Petrochemical, Refined Products & Marine Services at Enterprise Products Partners, LP. Mr. Bourdon joined Enterprise as Senior Vice President of NGL Supply & Marketing in 2003 and served in various senior management positions during his tenure. Prior to his employment at Enterprise Products, Mr. Bourdon served as Senior Vice President and Chief Commercial Officer for Orion Refining Corporation. He also held leadership positions at En*Vantage, PG&E Gas Transmission and Valero, and earlier served in various capacities at the Dow Chemical Company. Lynn received a Bachelor of Science degree in mechanical engineering from Texas Tech University and an MBA from the University of Houston.

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

Louis J. Dorey has served as Senior Vice President of Business Development since joining American Midstream LP, in January of 2014. Previously he served in various capacities at Continuum Energy Services from 2005 to 2014, including strategic planning, mergers and acquisitions, corporate business development, capital markets activities and as interim CFO. During his tenure, Continuum acquired or developed 500 miles of gathering systems, 75 MMcf/d of processing capacity, a rail terminal, a crude oil trucking company and raised two tranches of private equity. Prior to joining Continuum, Mr. Dorey was employed by Dynegy Inc. from 1997 to 2002 where he held positions including Executive Vice President of Strategy and Planning, President of Marketing and Origination, and Interim CFO. He participated in over $2 billion of acquisitions and development transactions, managed five regional wholesale marketing offices and retail marketing group, and worked on the integration of two major mergers. From 1991 to 1997, Mr. Dorey was employed by Destec Energy Inc. where he served as the Vice President of Mergers and Acquisitions, leading the development or acquisition of over $2 billion of power plant transactions and the sale of Destec Energy Inc. to Dynegy Inc. He earned a Bachelor of Business Administration from the University of Oklahoma and a Juris Doctorate from the University of Texas.

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

Michael D. Suder has served as President and CEO of Blackwater Midstream since 2008. Mr. Suder is the former President and Chief Operating Officer of Delta Terminal Services in Harvey, Louisiana, and member of the investment group with Citicorp Venture Capital that purchased the terminal in January 1995. He was responsible for growing the facility from 1.5 million barrels to more than 3 million barrels in storage capacity, including the addition of more than 100 new tanks and new drumming warehouses. After Delta Terminal Services was sold to Kinder Morgan Energy Partners in December 2000, Mr. Suder became the General Manager of Kinder Morgan’s Lower Mississippi River region. He was responsible for all aspects of the liquid terminals in the region. He held that position from 2001 until 2005. From September 2005 to June 2007, Mr. Suder was the Director of New Business Development for LBC Tank Terminals. He oversaw the growth at their Baton Rouge facility, where capacity increased by more than 1 million barrels. LBC Tank Terminals was sold to Challenger Financial Services in June of 2007. In 2008, Mr. Suder, President and CEO of Blackwater Midstream, and his management team commenced operations at Blackwater Midstream’s newly-acquired Westwego, Louisiana, facility. American Midstream acquired Blackwater Midstream in December 2013. Under Mr. Suder’s guidance, Blackwater has expanded to four terminal facilities throughout three strategic regions, currently servicing the Gulf Coast, Southeast, and Northeast United States storage markets. Mr. Suder holds a B.A. from George Washington University in Washington, D.C.

Directors

Stephen W. Bergstrom was elected as a member of the Board in April 2013 and was elected President and Chief Executive Officer in May 2013 and served as President and Chief Executive Officer until retiring from those positions in December 2015. He remains a member of the Board. He was appointed to the Board in connection with his affiliation with ArcLight, which controls our General Partner, and due to his breadth of experience in the energy industry. Mr. Bergstrom has been acting as an exclusive consultant to ArcLight since 2002, assisting ArcLight in connection with its energy investments. Prior to his consultancy with ArcLight, Mr.

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

Donald R. Kendall, Jr. was elected a member of the Board in July 2013. Mr. Kendall serves as an independent director and as a member of the Audit Committee. Mr. Kendall is currently Managing Director and Chief Executive Officer of Kenmont Capital Partners, LP, an investment management firm based in Houston specializing in alternative investments and private equity. Previously, Mr. Kendall was a Portfolio Manager for Carlson Capital, L.P., President of Cogen Technologies Capital Company, L.P., Chairman and Chief Executive Officer of Palmetto Partners, Ltd., and a Managing Director in the project finance and leasing group at Credit Suisse First Boston. He also currently serves as a director and audit committee chairperson of SolarCity and Stream Energy and as a director of Tangent Energy Solutions. In addition, Mr. Kendall serves in various capacities at not-for-profit organizations, including The Jane Goodall Institute, The Houston Zoo Conservation Committee, and Earthwatch International. He also is on the Board of Overseers of the Amos Tuck School of Business Administration at Dartmouth College. Mr. Kendall received a B.A. degree from Hamilton College and an M.B.A. with high honors from The Amos Tuck School of Business Administration. He was a Tuck Scholar and a recipient of the W. M. Bollenbach, Jr. Fellowship. We believe that Mr. Kendall's investment experience and general business knowledge qualifies him to be a member of the Board. With respect to the Audit Committee, he also qualifies as an "audit committee financial expert."

Daniel R. Revers was elected as a member of the board of directors in April 2013 and was appointed to the Board in connection with his affiliation with ArcLight. Mr. Revers is Managing Partner of and a co-founder of ArcLight and has 25 years of energy finance and private equity experience. Mr. Revers manages the Boston office of ArcLight and is responsible for overall investment, asset management, strategic planning, and operations of ArcLight and its funds. Prior to forming ArcLight in 2000, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services ("John Hancock"), where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, Inc., where he specialized in the development, acquisition, and financing of domestic and international power and energy projects. Mr. Revers serves in various capacities for a number of not-for-profit organizations, currently serving on the Board of Overseers at the Amos Tuck School of Business Administration, and the Board of Directors of The Citizen Schools. Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College. We believe that Mr. Revers' 25 years of energy finance and private equity experience provide him with the necessary skills to be a member of the Board.

Rose M. Robeson was elected as a member of the Board in June 2014. Ms. Robeson serves as an independent director and as a member of the Audit Committee. Ms. Robeson also has served as a director of SM Energy since July 2014 and of Tesco Corporation since October 2015. Ms. Robeson most recently served as Senior Vice President and Chief Financial Officer of DCP Midstream GP, LLC, the General Partner of DCP Midstream Partners LP, from 2012 to 2014. Ms. Robeson also served as Group Vice President and Chief Financial Officer of DCP Midstream LLC from 2002 to 2012. Prior to her appointment as CFO of DCP Midstream LLC, Ms. Robeson was the Vice President and Treasurer at DCP, and previously served as Vice President and Treasurer at Kinder Morgan as well as in a number of finance and accounting positions at Total Petroleum (North America) Ltd. Ms. Robeson began her career primarily with Ernst & Young as a certified public accountant. We believe Ms. Robeson's extensive accounting, financial and executive management experience, and her prior experience with publicly traded partnerships, provide her with the necessary skills to be a member of the Board and a member of the Audit Committee. With respect to the Audit Committee, she also qualifies as an "audit committee financial expert."

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

Gerald A. Tywoniuk was elected as a member of the Board in May 2011. From May 2010 to the present, Mr. Tywoniuk has provided interim and project CFO services. He also currently serves as a director and audit committee chairperson on the board of the General Partner of Westmoreland Resource Partners, LP (NYSE:WMLP) and serves as a director and audit committee member on the board of the General Partner of Landmark Infrastructure Partners LP (NASDAQ:LMRK). From June 2008 through August 2013, Mr. Tywoniuk served Pacific Energy Resources Ltd. in various senior roles (Senior Vice President, Finance beginning June 2008, Chief Financial Officer beginning August 2008, acting Chief Executive Officer and CFO beginning September 2009, Plan Representative beginning December 2010). He held these positions as an employee until May 2010 and as a consultant on a part-time basis until August 2013. Pacific Energy Resources Ltd. was an oil and gas acquisition, exploitation and development company. Mr. Tywoniuk joined the company in June 2008 to help the management team work through the company's financially distressed situation. The board of the company elected to file for Chapter 11 protection in March 2009. In December 2009, the company completed the sale of its assets, and in August 2013 completed its liquidation. Prior to joining Pacific Energy Resources Ltd., Mr. Tywoniuk acted as an independent consultant in accounting and finance from March 2007 to June 2008. From December 2002 through November 2006, Mr. Tywoniuk was Senior Vice President and Chief Financial Officer of Pacific Energy Partners, LP. From November 2006 to March 2007, Mr. Tywoniuk assisted with the integration of Pacific Energy Partners, LP after it was acquired by Plains All American Pipeline, L.P. Mr. Tywoniuk holds a Bachelor of Commerce degree from The University of Alberta, Canada, and is a Canadian chartered accountant. Mr. Tywoniuk has 33 years of experience in accounting and finance, including 12 years as the Chief Financial Officer of three public companies and four years as Vice President/Controller of a fourth public company. Mr. Tywoniuk's extensive accounting, financial and executive management experience, and his prior experience with publicly traded partnerships, provide him with the necessary skills to be a member of the Board and a member and the chairman of the Audit Committee. With respect to the Audit Committee, he also qualifies as an "audit committee financial expert."

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

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that during the year ended December 31, 2015, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were met in a timely manner, except as set forth below:

March 4, 2016

•	Late filing of a Form 4 for Timothy Balaski (1 day late);

•	Late filing of a Form 4 for Tom Brock (1 day late);

•	Late filing of a Form 4 for Ryan Rupe (1 day late);

•	Late filing of a Form 4 for Robert Bourne (1 day late);

•	Late filing of a Form 4 for Michael Suder (1 day late);

•	Late filing of two Forms 4 for Daniel Campbell (1 day late);

•	Late filing of a Form 4 for Kevin Sullivan (1 day late);

•	Late filing of a Form 4 for Louis Dorey (1 day late);

•	Late filing of a Form 4 for Matthew Rowland (1 day late); and

•	Late filing of two Forms 4 for William Mathews (1 day late).

Item 11. Executive Compensation

Our General Partner, under the direction of the Board is responsible for managing our operations and employs all of the employees that operate our business. The compensation payable to the officers of our General Partner is paid by our General Partner and such payments are reimbursed by us on a dollar-for-dollar basis.
The following is a discussion of the compensation policies and decisions of the Compensation Committee of the Board, with respect to the following individuals, who are executive officers of our General Partner and referred to as the "named executive officers" for the fiscal year ended December 31, 2015:

Name	Position with American Midstream GP, LLC
Lynn L. Bourdon III (a)	Chairman of the Board, President, and Chief Executive Officer
Stephen W. Bergstrom (b)	Former Executive Chairman of the Board, President and Chief Executive Officer
Daniel C. Campbell	Senior Vice President and Chief Financial Officer
Matthew W. Rowland	Senior Vice President and Chief Operating Officer
Louis J. Dorey	Senior Vice President of Business Development
Michael D. Suder	President and Chief Executive Officer of Blackwater Midstream Corporation.

(a)	Mr. Bourdon was appointed to serve as Chairman of the Board, President and Chief Executive Officer effective December 10, 2015.
(b)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

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
This section should be read together with the compensation tables that follow, which disclose the compensation awarded to, earned by, or paid to, the named executive officers with respect to the three years ended December 31, 2015.
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
During 2015, the Compensation Committee discussed executive compensation issues at several meetings, and the Compensation Committee expects to hold additional executive compensation-related meetings in 2016 and in future years. Topics discussed and to be discussed at these meetings included and will include, among other things, i) assessing the performance of the Chief Executive Officer, with respect to our results for the prior year, ii) reviewing and assessing the personal performance of the executive officers and other key managers for the preceding year and iii) determining the amount of the bonus pool to be paid to our executives and other key managers for a given year after taking into account the target bonus amounts established for those executives and other key managers at the outset of the year. In addition, at these meetings, and after taking into account the recommendations of our Chief Executive Officer only with respect to executive officers and key managers other than our Chief Executive Officer, base salary levels and target bonus amounts (representing the bonus that may be awarded expressed as a dollar amount or as a percentage of base salary for the year) for our executive officers will be established by the Compensation Committee. In addition, the Compensation Committee will make its decisions with respect to any awards under the LTIP and recommend awards to the Board. Our Chief Executive Officer will provide periodic recommendations to the Compensation Committee regarding the performance and compensation of the other named executive officers as well as the amounts allocated to the short-term incentive plan and LTIP compensation pools.
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
Compensation decisions for individual executive officers are the result of the subjective analysis of a number of factors, including the individual executive officer's experience, skills or tenure with us and changes to the individual executive officer's position. In evaluating the contributions of executive officers and our performance, although no pre-determined numerical goals were established, a variety of financial measures have been generally considered, including non-GAAP financial measures used by management to assess our financial performance, such as Adjusted EBITDA and distributable cash flow. For a definition of Adjusted EBITDA and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use Adjusted EBITDA to evaluate our operating performance, please read "Management's Discussion and Analysis —How We Evaluate Our Operations". In addition, a variety of factors related to the individual performance of the executive officer were taken into consideration.
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
The Compensation Committee has also utilized benchmarking compensation levels across a range of publicly traded Master Limited Partnerships operating in the midstream market to inform specific award levels for named executive officers and key managers. Going forward, we expect that the Compensation Committee will make compensation decisions taking into account trends occurring within our industry, including from a peer group of companies, which we expect will include, but not be limited to, the following similar publicly traded partnerships: Blueknight Energy Partners LP, Crestwood Midstream Partners LP, Genesis Energy LP, JP Energy Partners LP, Martin Midstream Partners LP, and Rose Rock Midstream, LP.
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

Equity-Based Awards (Phantom-units and Distribution Equivalent Rights)
Performance-related, equity-based awards granted at the discretion of the Compensation Committee. Awards are based on our performance and we expect that, going forward, and take into account competitive practices at peer companies. Grants typically consist of phantom units that vest ratably over four years and may be settled upon vesting with either a net cash payment or an issuance of Common Units, at the discretion of the Board. Distribution Equivalent Rights, or DERs, and options have been granted on a limited basis. Future awards, such as options and DERs may be granted at the discretion of the Compensation Committee and subject to the approval of the Board.

Align interests of executive officers with unitholders and motivate and reward executive officers to increase unitholder value over the long term. Ratable vesting over a four-year period is designed to facilitate retention of executive officers.

Retirement Plan
Qualified retirement plan benefits are available for our executive officers and all other regular full-time employees. At our formation, we adopted and are maintaining a tax-deferred or after-tax 401(k) plan in which all eligible employees can elect to defer compensation for retirement up to IRS imposed limits. The 401(k) plan permits us to make annual discretionary matching contributions to the plan. For 2015, we matched employee contributions to 401(k) plan accounts up to a maximum employer contribution of 5% of the employee's eligible compensation.
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
We expect that base salaries will be reviewed annually to ensure continuing consistency with market levels and our level of financial performance during the previous year. Future adjustments to base salaries and salary ranges will reflect movement in the competitive market as well as individual performance. Annual base salary adjustments, if any, for the Chief Executive Officer will be determined by the Compensation Committee. Annual base salary adjustments, if any, for the other executive officers will be determined by the Compensation Committee, taking into account input from the Chief Executive Officer.
The Compensation Committee approved the following base salaries for 2015 for the named executive officers as provided in the table below.

Name	Base Salary at the end of 2015
Lynn L. Bourdon III (a)	$500,000
Stephen W. Bergstrom (b)	nm
Daniel C. Campbell	285,000
Matthew W. Rowland	285,000
Louis J. Dorey	275,520
Michael D. Suder	300,000

(a)	Mr. Bourdon was appointed to serve as Chairman of the Board, President and Chief Executive Officer effective December 10, 2015.
(b)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

nm	Not meaningful

Annual Incentive Bonuses

As one way of accomplishing our compensation objectives, executive officers are rewarded for their contribution to our financial and operational success through the award of discretionary annual cash incentive bonuses. Annual cash incentive awards, if any, for the Chief Executive Officer are determined by the Compensation Committee. Annual cash incentive awards, if any, for the other executive officers are determined by the Compensation Committee taking into account input from the Chief Executive Officer.

We expect to review cash bonus awards for the named executive officers annually to determine award payments for the prior fiscal year, as well as to establish target bonus amounts for the current fiscal year. At the beginning of each year, the Compensation Committee meets with the Chief Executive Officer to discuss Partnership and individual goals for the year and what each executive is expected to contribute in order to help the Partnership achieve those goals. However, the amounts of the annual bonuses have been and are determined at the discretion of the Compensation Committee with input from the Chief Executive Officer.

While target bonuses for our executive officers who have entered into employment agreements have been initially set at dollar amounts that are between 75% to 100% of their base salaries, the Compensation Committee has had broad discretion to retain, reduce or increase the award amounts when making its final bonus determinations. Bonuses (similar to other elements of the compensation provided to executive officers) historically have not been solely based on a prescribed formula or pre-determined goals, specified performance targets but rather have been determined on a discretionary basis and generally have been based on a subjective evaluation of individual, company-wide and industry performances. Target bonus amounts for 2015 for all of the executive officers, which are specified in their employment agreements, are set forth in the table below. Please refer to "—Employment Agreements with Named Executive Officers" below for a description of the employment agreements.

The Board and the Compensation Committee believe that this approach to assessing performance results in a more comprehensive evaluation for compensation decisions. In 2015, the Compensation Committee recognized the following factors in making discretionary annual bonus recommendations and determinations:

•
a subjective company performance evaluation based on company-wide financial performance including actual EBITDA versus budgeted EBITDA to assess company performance and adjusted as needed for new acquisitions and major capital expenditure programs in 2015;

•	a subjective individual performance evaluation for executive officers and other factors deemed relevant; and

•	the scope, level of expertise and experience required for the executive officer's position.

These factors were selected as the most appropriate measures upon which to base the annual incentive cash bonus decisions because our Compensation Committee believes that they help to align individual compensation with performance and contribution. With respect to its evaluation of company-wide financial performance, although no pre-determined numerical goals were established, the Compensation Committee generally reviewed our results with respect to Adjusted EBITDA as compared to operating budget and cash available for distribution in making annual bonus determinations.
Following its performance assessment, and based on our financial performance with respect to these criteria and the Compensation Committee's qualitative assessment of individual performance, the Compensation Committee determined to award the base salary and incentive bonus amounts, which may be paid in cash or Common Units, set forth in the table below to our named executive officers for performance in 2015.

Name	2015 Base Salary	2015 Target Bonus	2015 Bonus Earned
Lynn L. Bourdon III (a)	$500,000	$—	$—
Stephen W. Bergstrom (b)	nm	—	—
Daniel C. Campbell	285,000	213,750	130,000
Matthew W. Rowland	285,000	213,750	130,000
Louis J. Dorey	275,520	206,640	124,000
Michael D. Suder	300,000	225,000	200,000

(a)	Mr. Bourdon was appointed to serve as Chairman of the Board, President and Chief Executive Officer effective December 10, 2015.
(b)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

Beginning in 2015, the Compensation Committee expected that it would determine base annual incentive compensation award recommendations on additional company-wide criteria as well as industry criteria, recognizing the following factors as part of its determination of annual incentive bonuses (without assigning any particular weight to any factor):

•	financial performance for the prior fiscal year, including Adjusted EBITDA and distributable cash flow;

•	distribution performance for the prior fiscal year;

•	unitholder total return for the prior fiscal year; and

•	competitive compensation data of executive officers.

These factors were selected as the most appropriate measures upon which to base the annual cash incentive bonus decisions going forward because the Compensation Committee believes that they will most directly correlate to increases in long-term value for our unitholders.
Equity-Based Awards
Design.  The LTIP was adopted in November 2009 in connection with our formation and was most recently amended and restated in 2012. In adopting the LTIP, the Board recognized that it needed a source of equity to attract new members to and retain members of the management team, as well as to provide an equity incentive to other key employees and non-employee directors. We believe the LTIP promotes a long-term focus on results and aligns executive and unitholder interests. In December 2015, we granted phantom units with associated DERs to provide long-term incentives to a named executive officer. DERs enable the recipients of phantom unit awards to receive cash distributions on our phantom units to the same extent generally as unitholders receive cash distributions on our Common Units.
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

Equity-Based Award Policies.  The LTIP is administered by the Compensation Committee of the Board. The Compensation Committee, at its discretion, may elect to settle such vested phantom units with a number of units equivalent to the fair market value at the date of vesting in lieu of cash.
Generally, grants issued under the LTIP vest in increments of 25% on each grant anniversary date and do not contain any vesting requirements other than continued employment. Ownership in the awards is subject to forfeiture until the vesting date.

Deferred Compensation. Tax-qualified retirement plans are a common way that companies assist employees in preparing for retirement. We provide our eligible executive officers and other employees with an opportunity to save for their retirement by participating in our 401(k) plan. The 401(k) plan allows our executive officers and other employees to defer compensation (up to IRS imposed limits) for retirement and permits us to make annual discretionary matching contributions to the plan. For 2015, we matched employee contributions to 401(k) plan accounts up to a maximum employer contribution of 5% of the employee's eligible compensation. Decisions regarding this element of compensation do not impact any other element of compensation.

Other Benefits. Each of the named executive officers is eligible to participate in our employee benefit plans which provide for medical, dental, vision, disability insurance and life insurance benefits, which are provided on the same terms as available generally to all salaried employees. In 2015 and 2014, no perquisites were provided to the named executive officers.
Recoupment Policy. We currently do not have a recoupment policy applicable to annual incentive bonuses or equity awards. The Compensation Committee expects to continue to evaluate the need to adopt such a policy in 2015, in light of current legislative policies as well as economic and market conditions.
Employment, Change in Control and Severance Arrangements. The Board and the Compensation Committee consider the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their "at-will" employment with our General Partner may result in the departure or distraction of management personnel to our detriment. Accordingly, our General Partner entered into employment agreements with each of Messrs. Campbell, Suder, Bourdon, and Rowland which contain severance arrangements that we believed were appropriate to encourage the continued attention and dedication of members of our management. These employment agreements are described more fully below under "— Existing Employment Agreements with Named Executive Officers."
Summary Compensation Table for the Three Years ended December 31, 2015
The following table sets forth certain information with respect to the compensation paid to the named executive officers for the three years ended December 31, 2015.

	Year	Salary	Bonus	Unit Awards (a)	All Other Compensation (d)	Total Compensation
Lynn L. Bourdon III (b)	2015	$32,692	$—	$1,501,952	$—	$1,534,644
Chairman of the Board, President and Chief Executive Officer
Stephen W. Bergstrom (c)	2015	nm	—	—	—	—
Former Executive Chairman, President and Chief Executive Officer	2014	nm	—	—	—	—
	2013	nm	—	—	—	—
Daniel C. Campbell	2015	295,962	28,000	591,549	—	915,511
Senior Vice President and Chief Financial Officer	2014	285,000	250,000	352,492	—	887,492
	2013	235,000	132,000	213,230	—	580,230
Matthew W. Rowland	2015	295,962	28,000	412,041	—	736,003
Senior Vice President and Chief Operating Officer	2014	285,000	250,000	352,492	—	887,492
	2013	122,577	—	527,000	—	649,577
Louis J. Dorey	2015	285,577	28,000	427,031	99,095	839,703
Senior Vice President of Business Development
Michael D. Suder	2015	311,538	28,000	437,489	—	777,027
President and Chief Executive Officer of Blackwater Midstream	2014	304,423	40,625	—	—	345,048
	2013	408,750	181,250	—	—	590,000

(a)
Amounts shown in this column do not reflect dollar amounts actually received by each of our named executive officers. Instead, these amounts reflect the aggregate grant date value of each phantom unit award granted in each of the three years ended December 31, 2015.

(b)	Mr. Bourdon was appointed to serve as Chairman of the Board, President and Chief Executive Officer effective December 10, 2015.
(c)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

(d)	Represents relocation expenses.

Grants of Plan-Based Awards for 2015

	Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Unit Awards ($)
Name	Threshold #	Target #	Maximum #
Lynn L. Bourdon III
12/10/2015 Grant (b)	—	—	200,000	$1,436,000
12/10/2015 Grant (c)	—	—	200,000	65,952
Stephen W. Bergstrom (d)	—	—	—	—
Daniel C. Campbell
02/23/2015 Grant	—	—	18,130	356,255
03/02/2015 Grant	—	—	13,256	235,294
Matthew W. Rowland
02/23/2015 Grant	—	—	14,504	285,004
03/02/2015 Grant	—	—	7,157	127,037
Louis J. Dorey
02/23/2015 Grant	—	—	13,995	275,002
03/02/2015 Grant	—	—	8,565	152,029
Michael D. Suder
02/23/2015 Grant	—	—	15,267	299,997
03/02/2015 Grant	—	—	7,746	137,492

(a)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date value of each phantom unit award granted in each of the three years ended December 31, 2015.

(b)
In conjunction with the execution of Mr. Bourdon’s employment agreement effective December 10, 2015, the Board approved a grant of 200,000 phantom units.  The phantom units contain DERs based on the extent to which the Partnership’s Series A Preferred Unitholders receive distributions in cash and will vest in one lump sum installment on the three year anniversary of the date of grant, subject to acceleration in certain circumstances.

(c)
In conjunction with the execution of Mr. Bourdon’s employment agreement effective December 10, 2015, the Board approved an Option Grant to purchase 200,000 common units of the Partnership at an exercise price per unit equal to $7.50 under the LTIP.  The Option Grant will vest in one lump sum installment on January 1, 2019, subject to acceleration in certain circumstances, and will expire on March 15 of the calendar year following the calendar year in which it vests.

(d)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

Employment Agreements with Named Executive Officers

Our General Partner has entered into employment agreements with certain of our named executive officers. The employment agreement with Mr. Bourdon has an initial term of three years, which will be automatically extended for successive one-year terms until either party elects to terminate the agreement by providing written notice at least 60 days prior to the end of the expiration of the initial or extended term, as applicable. The employment agreements with each of Messrs. Campbell and Rowland have an initial term of two years, which will be automatically extended for successive one year terms until either party elects to terminate the agreement by providing written notice at least 90 days prior to the end of the expiration of the initial or extended term, as applicable. The employment agreement with Mr. Suder has an initial term of five years, which will be automatically extended for successive one year terms until either party elects to terminate the agreement by providing written notice at least 30 days prior to the end of the expiration of the initial or extended term, as applicable. The base salary and target bonus amounts set forth in such employment agreements are shown in the table below. The employment agreements provide that the base salary may be increased but not decreased. The agreements provide that the executive will be provided with the opportunity to earn an annual cash bonus, a certain percentage of which will be conditioned and determined on the attainment of personal performance goals and the balance of which will be conditioned and determined on the attainment of organizational performance goals, in each case as set by, and based on performance criteria established by, the Compensation Committee. The employment agreements also provide that the executive may also be eligible to receive awards under the LTIP as determined by the Compensation Committee.

Each employment agreement also contains certain confidentiality covenants prohibiting each executive officer from, among other things, disclosing confidential information relating to our General Partner or any of its affiliates, including us. The employment agreements also contain non-competition and non-solicitation restrictions, which apply during the term of the executive's employment with our General Partner and, with certain exceptions, continue for a period of 6-12 months following termination for any reason.

The employment agreements also provide for, among other things, the payment of severance benefits under certain circumstances. Please refer to "— Potential Payment Upon Termination or Change in Control — Employment Agreements with Named Executive Officers" below for a description of these benefits under the employment agreements.
Outstanding Equity-Based Awards at December 31, 2015
The following table provides information regarding outstanding split adjusted equity-based awards held by the named executive officers as of December 31, 2015. All such equity-based awards consist of phantom units granted under the LTIP.

	Unit Awards
Name	Number of Awards that Have Not Vested	Market Value of Awards that Have Not Vested (a)
Lynn L. Bourdon III (b)	400,000	$1,702,000
Stephen W. Bergstrom (c)	—	—
Daniel C. Campbell	29,266	236,762
Matthew W. Rowland	33,974	274,850
Louis J. Dorey	24,933	201,708
Michael D. Suder	24,745	200,187

(a)
The market value of phantom units that had not vested as of December 31, 2015, was calculated based on the fair market value of our Common Units as of December 31, 2015, which was $8.09, which was the closing price of our Common Units on December 31, 2015, multiplied by the number of unvested phantom units. The market value of the Option Grant that has not vested as of December 31, 2015 is $0.42. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Equity-Based Awards" in the 2014 Annual Report.

(b)
In conjunction with the execution of Mr. Bourdon’s employment agreement effective December 10, 2015, the Board approved a grant of 200,000 phantom units and an Option Grant to purchase 200,000 Common Units of the Partnership at an exercise price per unit equal to $7.50 under the LTIP.  The Phantom units contain DERs based on the extent to which the Partnership’s Series A Preferred Unitholders receive distributions in cash and will vest in one lump sum installment on the three year anniversary of the date of grant, subject to acceleration in certain circumstances. The Option Grant will vest in one lump sum installment on January 1, 2019, subject to acceleration in certain circumstances, and will expire on March 15 of the calendar year following the calendar year in which it vests.

(c)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

Units Vested in 2015
The following table shows the phantom unit awards that vested during 2015.

	2015
Name	Number of Units Acquired on Vesting	Fair Market Value per Unit Upon Vesting	Value Realized on Vesting (a)
Lynn L. Bourdon III (b)	—	$—	$—
Stephen W. Bergstrom (c)	—	—	—
Daniel C. Campbell
02/19/2015 vest	3,712	18.81	69,823
03/01/2015 vest	3,230	18.33	59,206
03/02/2015 vest	13,256	18.33	242,982
Matthew W. Rowland
02/19/2015 vest	3,712	18.81	69,823
03/02/2015 vest	7,157	18.33	131,188
08/22/2015 vest	8,333	13.43	111,912
Louis J. Dorey
02/19/2015 vest	3,646	18.81	68,581
03/02/2015 vest	8,565	18.33	156,996
Michael D. Suder
02/19/2015 vest	3,159	18.81	59,421
03/02/2015 vest	7,746	18.33	141,984

(a)	The value realized upon vesting of phantom units is calculated based on the fair market value of our Common Units on the applicable vesting date.
(b)	Mr. Bourdon was appointed to serve as Chairman of the Board, President and Chief Executive Officer effective December 10, 2015.
(c)
Mr. Bergstrom was compensated in 2015 through an agreement with HPIP, the majority owner of our General Partner. Accordingly, Mr. Bergstrom allocated time to HPIP and our General Partner on matters not related to the Partnership during 2015, none of which was considered compensation for services rendered in conjunction with his former role as Executive Chairman, President and Chief Executive Officer of the Partnership. Mr. Bergstrom retired in December 2015 from these positions but remains on the Board of Directors.

Long-Term Incentive Plan

The Board has adopted a LTIP for employees, consultants and directors of our General Partner and affiliates who perform services for us. The plan provides for the issuance of options, unit appreciation rights, restricted units, phantom units, other unit-based awards, unit awards or replacement awards, as well as tandem DERs granted with respect to an award. To date, phantom units, phantom units with DERs, and options have been issued under the LTIP.

As of December 31, 2015, 569,759 unvested phantom units were outstanding under our LTIP and 200,000 Option Grants. A phantom unit is a notional unit granted under the LTIP that entitles the holder to receive an amount of cash equal to the fair market value of one common unit upon vesting of the phantom unit, unless the Board elects to settle such vested phantom unit with a common unit in lieu of cash. DERs may be granted in tandem with phantom units. Except as otherwise provided in an award agreement, DERs that are not subject to a restricted period are currently paid to the participant at the time a distribution is made to the unitholders, and DERs that are subject to a restricted period are paid to the participant in a single lump sum no later than the 15th day of the third calendar month following the date on which the restricted period ends.

The number of units that may be delivered with respect to awards under the LTIPs may not exceed 7,175,352 units, subject to specified anti-dilution adjustments. However, if any award is terminated, canceled, forfeited or expires for any reason without the actual delivery of units covered by such award or units are withheld from an award to satisfy the exercise price or the employer's tax withholding obligation with respect to such award, such units will again be available for issuance pursuant to other awards granted under the LTIPs. In addition, any units allocated to an award will, to the extent such award is paid in cash, be again available for delivery under the LTIPs with respect to other awards. There is no limitation on the number of awards that may be granted under the LTIPs and paid in cash. The LTIPs provide that they are to be administered by the Board, provided that the Board may delegate authority to administer the LTIPs to a committee of non-employee directors. As of March 4, 2016, there were 4,919,377 units available for future grant awards.

The LTIP may be terminated or amended at any time, including increasing the number of units that may be granted, subject to unitholder approval as required by the NYSE rules. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. The LTIP will terminate on the earliest of i) its termination by the Board or the Compensation Committee, ii) the tenth anniversary of the date the LTIP was adopted or iii) when units are no longer available for delivery pursuant to awards under the LTIP. Unless expressly provided for in the LTIP or an applicable award agreement, any award granted prior to the termination of the LTIP, and the authority of the Board or the Compensation Committee to amend, adjust or terminate such award or to waive any conditions or rights under such award, will extend beyond the termination date.

Potential Payments Upon Termination or Change in Control

Employment Agreement with Lynn L. Bourdon

The employment agreement with Lynn L. Bourdon provides for, among other things, the payment of severance benefits following certain terminations of employment by our General Partner or the termination of employment by Mr. Bourdon for “Good Reason” (as defined below). If Mr. Bourdon’s employment is terminated by our General Partner other than for “Cause” (as defined below) or other than on Mr. Bourdon’s death or disability, or if Mr. Bourdon terminates his employment for Good Reason, Mr. Bourdon will receive a cash amount equal to his annual base salary in effect on the date of terminations plus the amount of his current year annual cash bonus for the year of termination at the target calculated as if all goals for a target bonus have been achieved. In these circumstances, Mr. Bourdon would also receive certain medical premium reimbursements and either accelerated or continued vesting of certain equity incentive awards. The severance benefits contained in his employment agreement are conditioned on Mr. Bourdon executing a release of claims in favor of our General Partner and its affiliates, including the Partnership. In the event that such a termination of his employment occurs within two years after a change in control, Mr. Bourdon may be entitled to receive two times the severance amount.

•
“Cause” means Executive has (A) engaged in gross negligence in the performance of the duties required of him; (B) engaged in willful misconduct in the performance of the duties required of him resulting in a material detriment to our General Partner; (C) unlawfully used (including being under the influence of) or possessed illegal drugs on our General Partner’s (or any of its affiliate’s) premises or while performing his duties or responsibilities; (D) committed a material act of fraud or embezzlement against our General Partner, its affiliates, or any of their respective equityholders; (E) been convicted of (or pleaded guilty or no contest to) a felony, other than a non-injury vehicular offense, that could be reasonably expected to reflect unfavorably and materially on our General Partner; or (F) materially breached or violated any material provision of the agreement or violated any material provision of any material written company policy that has been previously provided or made available to Executive .

•
“Good Reason” means, in connection with or based upon a nonconsensual (A) material alteration in Executive’s responsibilities, duties, authority or titles or the assignment to Executive of duties or responsibilities inconsistent with Executive’s status and titles as the most senior officer of our General Partner; (B) assignment of Executive to a principal office located beyond a 30-mile radius of Executive’s then current work place; or (C) material breach by any party to the agreement other than Executive of any material provision of the agreement.

The employment agreement provides that for a period of twelve months following a termination of employment by Mr. Bourdon for Good Reason (or nine months following a termination of employment of Mr. Bourdon by our General Partner or Mr. Bourdon due to the Company’s non-renewal of the employment agreement or a termination of employment by the Company without Cause), Mr. Bourdon will be subject to a non-competition covenant. Furthermore, if our General Partner elects to pay Mr. Bourdon a cash amount equal to half of the severance amount following a termination of Mr. Bourdon’s employment by our General Partner for Cause or by Mr. Bourdon without Good Reason, then Mr. Bourdon will be subject to a six month non-competition covenant. Mr. Bourdon is also subject to a non-solicitation covenant for a period of twelve months following the termination of his employment.

Mr. Bourdon has received an award of phantom units under the LTIP. The terms of the phantom unit award agreement provide that a termination without Cause, for Good Reason, or due to death or disability, results in full acceleration of vesting of any outstanding phantom units.

Employment Agreements with Daniel C. Campbell and Matthew W. Rowland

The employment agreements with Daniel C. Campbell and Matthew W. Rowland provide for, among other things, the payment of severance benefits following certain terminations of employment by our General Partner, the termination of employment for "Good Reason" (as defined below) by the executive officer, or, under certain circumstances, upon expiration of the term of the agreement. Under the employment agreements, if the executive's employment is terminated upon expiration of the initial or extended term of the agreement by either party upon 90 days' written notice (with certain exceptions, as described below), if the executive's employment is terminated by the General Partner other than for "Cause" (defined as defined below) or other than upon the executive's death or disability, or if the executive resigns for "Good Reason", the executive will have the right to severance in an amount equal to the sum of the executive's annual base salary at the rate in effect on the date of termination plus the amount, if any, paid to the executive as an annual cash bonus for the calendar year ending immediately prior to the date of such termination. Such severance amount will be paid in installments (on regular pay days scheduled in accordance with our regular payroll practices) beginning on the 60th day following the termination date and ending on the one year anniversary of the termination date, and will be subject to reimbursement by us to our General Partner. The foregoing severance benefit is conditioned on the executive executing a release of claims in favor of our General Partner and its affiliates, including us.

•
"Cause" is defined in each of the employment agreements as the executive having i) engaged in gross negligence, gross incompetence or willful misconduct in the performance of the duties required of him under the employment agreement, ii) refused without proper reason to perform the duties and responsibilities required of him under the employment agreement, iii) willfully engaged in conduct that is materially injurious to our General Partner or its affiliates including us (monetarily or otherwise), iv) committed an act of fraud, embezzlement or willful breach of fiduciary duty to our General Partner or an affiliate including us (including the unauthorized disclosure of confidential or proprietary material information of our General Partner or an affiliate including us) or v) been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony.

•
"Good Reason" is defined in each employment agreement as a termination by the executive in connection with or based upon: i) a material diminution in the executive's responsibilities, duties or authority, ii) a material diminution in the executive's base compensation, iii) assignment of the executive to a principal office located beyond a 50-mile radius of the executive's then current work place, or iv) a material breach by us of any material provision of the employment agreement.

Each employment agreement also contains certain confidentiality covenants prohibiting each executive officer from, among other things, disclosing confidential information relating to our General Partner or any of its affiliates, including us. The employment agreements also contain non-competition and non-solicitation restrictions, which apply during the term of the executive's employment with our General Partner and continue for a period of 12 months following termination for any reason. If the executive's employment is terminated upon expiration of the initial or extended term of the agreement by either party upon 90 days' written notice, the Board may, in its discretion, release the executive from being subject to the noncompetition covenant following termination of employment; however, in that case, the executive would not be entitled to receive any severance payment in connection with such termination.

Employment Agreements with Michael D. Suder

The employment agreement with Michael D. Suder provides for, among other things, the payment of severance benefits following certain terminations of employment by our General Partner. Under the employment agreement, if Mr. Suder is terminated by the General Partner other than for "Cause" (as defined below) or other than Mr. Suder's death or disability, Mr. Suder will have the right to severance in an amount equal to the lesser of (i) the sum of his base salary at the rate in effect on the date of termination for 12 months and (ii) the sum of his base salary for the remainder of the then current term of the agreement. Such severance amount will be paid in installments (on regular pay days scheduled in accordance with our regular payroll practices) beginning on the 60th day following the termination date and ending on the one year anniversary of the termination date. The foregoing severance benefit is conditioned on the executive executing a release of claims in favor of our General Partner and its affiliates, including us.

“Cause” is defined as

a.	Conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony, involves fraud, dishonesty or moral turpitude or results in the imposition of a term of imprisonment;

b.	The occurrence of any of the following acts:

i.	Fraud, willful or intentional misconduct or gross negligence in connection with the business of the company or its affiliates;

ii.	Embezzlement or misappropriation of any funds of the company or its affiliates;

iii.	Alcohol or substance abuse that has impaired or could reasonably be expected to impair the ability of Mr. Suder to perform his duties to the company or its affiliates;

iv.	Failure to comply with the company’s policies or its affiliates’ policies in any material respect, including those regarding harassment or discrimination in employment; or

v.	Dishonesty or disloyalty that has adversely affected or could reasonably be expected to adversely affect the company or its affiliates in any material respect.

c.
Excessive absenteeism, willful or persistent neglect of, or abandonment of his duties (other than due to illness or any other physical condition that could reasonably be expected to result in disability), which has not been cured after reasonable notice from our General Partner; or

d.	Material breach of any provision of the employment agreement.

Mr. Suder’s employment agreement also contains certain confidentiality covenants prohibiting him from, among other things, disclosing confidential information relating to our General Partner or any of its affiliates, including us. The employment agreements also contain non-competition and non-solicitation restrictions, which apply during the term of the executive's employment with our General Partner and continue for a period of 12 months following termination for any reason.

Each of Messrs. Bourdon, Campbell, Dorey, Rowland and Suder has received an award of phantom units under the LTIP. The terms of the phantom unit award agreements of these named executive officers provide that a termination due to death or disability results in full acceleration of vesting of any outstanding phantom units.
The following table shows the value of the severance benefits and other benefits for the named executive officers under the employment agreements and amended phantom unit grant agreements at December 31, 2015:

		Death or	Termination Without Cause, or Upon	Resignation for Good	Certain Changes of
Name	Benefit Type	Disability(a)	Expiration(b)	Reason	Control (a)(c)
Lynn L. Bourdon III	Severance payment per employment agreement	None	$1,000,000	None	$1,000,000
	Accelerated vesting of phantom unit awards per award agreement	$1,702,000	$1,702,000	None	$1,702,000
Daniel C. Campbell	Severance payment per employment agreement	None	$411,250	$411,250	$411,250
	Accelerated vesting of phantom unit awards per award agreement	$236,762	None	None	$236,762
Matthew W. Rowland	Severance payment per employment agreement	None	$275,000	$275,000	None
	Accelerated vesting of phantom unit awards per award agreement	$274,850	None	None	$274,850
Michael D. Suder	Severance payment per employment agreement	None	$300,000	None	None
	Accelerated vesting of phantom unit awards per award agreement	None	None	None	None

(a)
The amounts shown in this column are calculated based on the fair market value of our Common Units which we have assumed were $8.09, which was the closing price of our Common Units on December 31, 2015, multiplied by the number of phantom units that would have vested as of December 31, 2015. The market value of the Option Grant that has not vested as of December 31, 2015 is $0.42.

(b)
In connection with a termination of the executive's employment upon expiration of the initial or extended term of the agreement by either party pursuant to the terms of the employment agreement, the Board may, in its discretion, release the executive from being subject to the non-competition covenant following termination of employment; however, in such case, the executive would not be entitled to receive the severance payment.

(c)
Pursuant to the amended phantom unit award agreements, accelerated vesting of phantom units would only occur under certain types of change of control transactions, as described under "— Amended Phantom Unit Grant Agreements" above.

Compensation of Directors

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board was comprised of Messrs. Bergstrom and Erhard as of December 31, 2015. The Compensation Committee makes compensation decisions regarding the executive officers of our General Partner. With the exception of Mr. Bergstrom, none of the members of the Compensation Committee is or has been one of our officers or employees, and none of our executive officers served during 2015 on a board of directors or compensation committee of another entity which has employed any of the members of our Board or Compensation Committee.

Director Fees

Each director who is not an officer or employee of our General Partner receives compensation for attending meetings of the Board of Directors, as well as committee meetings, as follows:

•	a $50,000 annual cash retainer;

•	a $50,000 annual unit grant;

•	where applicable, a variable fee for service rendered as member of the Conflicts Committee to the Board; and

•	where applicable, a committee chair retainer of $10,000 for each committee chaired.

In addition, each non-employee director will receive per meeting fees of:

•	$1,000 for meetings attended in person;

•	where applicable, $500 for committee meetings attended in person; and

•	$500 for telephonic meetings and committee meetings greater than one hour in length.

Generally, non-employee directors listed in the table below are reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be fully indemnified by us for actions associated with being a director of our General Partner to the extent permitted under Delaware law.

Director Compensation Table for 2015

The following table sets forth the compensation paid to our non-employee directors for the year ended December 31, 2015, as described above. The compensation paid in 2015 to Messrs. Bergstrom and Bourdon as executive officers is set forth in the summary compensation tables above. Messrs. Bergstrom and Bourdon did not receive any additional compensation related to their service as director.

	Fees Earned or Paid in Cash	Unit Awards (a)	All Other Compensation	Total Compensation
John F. Erhard	$—	$—	$—	$—
Donald R. Kendall Jr.	76,500	76,506		153,006
Daniel R. Revers	—	—	—	—
Rose M. Robeson	86,750	76,761		163,511
Joseph W. Sutton	—	—	—	—
Lucius H. Taylor	—	—	—	—
Gerald A. Tywoniuk	81,000	81,039		162,039

(a)	The amount reported in this column represents the aggregate grant date value of the unit award granted during 2015.

Compensation Committee Report

During 2015, the Compensation Committee of the Board was comprised of two directors (Messrs. Bergstrom and Erhard).

The Compensation Committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2015 with management. Based on this review and discussion, the Compensation Committee recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year 2015.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth certain information regarding the beneficial ownership of units as of March 4, 2016 and the related transactions by:

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

Our General Partner is owned 95% by HPIP and 5% by AIM Midstream Holdings. ArcLight controls HPIP.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 4, 2016, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Preferred Series A Units Beneficially Owned	Percentage of Total Common and Preferred Series A Units Beneficially Owned
ArcLight Capital Partners, LLC (a)	3,597,980	*	9,499,370	33.9%
High Point Infrastructure Partners, LLC (b)	1,349,609	*	6,650,214	22.6%
Energy Spectrum Securities Corp (c)	5,353,915	17.3%	—	*
Neuberger Berman Management, LLC (d)	3,310,194	10.7%	—	*
Oppenheimer Funds, Inc. (e)	3,055,094	9.9%	—	*
Lynn L. Bourdon (f)	84,021	*	—	*
Daniel C. Campbell (f)	26,673	*	—	*
William B. Mathews (f)	61,105	*	—	*
Michael D. Suder (f)	70,210	*	—	*
Louis J. Dorey (f)	11,879	*	—	*
Matthew W. Rowland (f)	23,312	*	—	*
Daniel R. Revers (a)(b)(f)	3,597,980	*	9,499,370	33.9%
John F. Erhard (f)	—	*	—	*
Stephen W. Bergstrom (f)	44,208	*	—	*
Donald R. Kendall Jr. (f)	21,364	*	—	*
Rose M. Robeson (f)(g)	8,808	*	—	*
Joseph W. Sutton (f)	—	*	—	*
Lucius H. Taylor (f)	—	*	—	*
Gerald A. Tywoniuk (f)(h)	20,455	*	—	*
All directors and executive officers as a group (consisting of 14 persons)	3,970,015	12.9%	9,449,370	34.8%

*	An asterisk indicates that the person or entity owns less than one percent.

(a)
Includes 6,650,214 Series A Units held by HPIP, convertible into 7,299,687 Common Units, which are indirectly owned by Magnolia; 2,849,156 Series A Units held by Magnolia, convertible into 3,127,410 Common Units; 1,349,609 Common Units held by American Midstream GP, LLC, which is 95% owned by HPIP; 618,921 Common Units held by Magnolia; and 1,629,450 Common Units held by Busbar II, LLC (“Busbar”). ArcLight Capital Holdings, LLC (“ArcLight Holdings”) is the sole manager and members of ArcLight. ArcLight Holdings is the investment adviser to ArcLight Energy Partners Fund V, L.P. (“Fund V”) and ArcLight PEF GP V, LLC (“Fund GP”) is the general partner of Fund V. HPIP is controlled by Magnolia, which is in turn controlled by Fund V. Busbar is a wholly owned, direct subsidiary of Fund V (collectively, Busbar HPIP, Magnolia, Fund V, Fund GP, ArcLight Holdings and ArcLight are the “ArcLight Entities”). ArcLight is the manager of the general partner of Fund V. Mr. Revers is a manager of ArcLight Holdings and a managing partner of ArcLight and has certain voting and dispositive rights as a member of ArcLight’s investment committee. Fund V, through indirectly controlled subsidiaries, owns approximately 90% of the ownership interest in HPIP, which in turn owns 95% of our General Partner. As a result, the ArcLight Entities and Mr. Revers may be deemed to indirectly beneficially own the securities of the Partnership held by HPIP and our General Partner, but disclaim beneficial ownership except to the extent of their respective pecuniary interests therein. The address for this person or entity is 200 Claredon Street, 55th Floor, Boston, MA 02117.

(b)	Includes 6,650,214 Series A-1 Units held by American Midstream GP, LLC. The address for this person or entity is 200 Claredon Street, 55th Floor, Boston, MA 02117.

(c)
Energy Spectrum Securities Corporation (“ESSC”) owns 100% of the issued and outstanding membership interest of Energy Spectrum VI, LLC, a Texas limited liability company (“ESLLC”), which serves as the general partner of Energy Spectrum Capital VI LP, a Delaware limited partnership (“ESCLP”), which serves as the general partner of Energy Spectrum Partners VI LP, a Delaware limited partnership (“ESP” and together with ESSC, ESLLC, and ESCLP, the “Energy Spectrum Entities”). ESP is the record holder of the Common Units and has a direct pecuniary interest in such Common Units. ESSC, ESLLC, and ESCLP beneficially own the Common Units for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and have an indirect pecuniary interest in such Common Units. The address for this person or entity is 5956 Sherry Lane, Suite 900, Dallas, TX 75225. This information is based solely on information included in the Schedule 13D/A filed by the beneficial owner on February 22, 2016.

(d)
The address for this person or entity is 605 Third Avenue, New York, NY 10158. This information is based solely on information included in the Schedule 13G/A filed by the beneficial owner on February 9, 2016.

(e)
The address for this person or entity is Two World Financial Center, 225 Liberty Street, New York, NY 10281. This information is based solely on information included in the Schedule 13G filed by the beneficial owner on February 1, 2016.

(f)	The address for this person or entity is c/o American Midstream Partners, LP, 1400 16th Street, Suite 310, Denver, CO 80202.

(g)	Includes 8,808 Common Units held in The Rose M. Robeson Revocable Trust, for which Ms. Robeson is the trustee.

(h)	Includes 18,455 Common Units held in The Gerald Allen Tywoniuk Trust dated June 25, 2010, for which Mr. Tywoniuk is the trustee.

The percentage of units beneficially owned is based on a total of 30,889,659 common units and 9,499,370 Series A Units, as applicable, outstanding at March 4, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

Our General Partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the Board of Directors of our General Partner adopted a long-term incentive plan for its employees, consultants and directors who perform services for it or its affiliates. On May 25, 2010, the Board of Directors of our General Partner adopted an Amended and Restated Long-Term Incentive Plan. On July 11, 2012, the Board of Directors of our General Partner adopted a Second Amended and Restated Long-Term Incentive Plan that effectively increased available awards by 871,750 units. On November 19, 2015, the Board of Directors of our General Partner approved the Third Amended and Restated Long-Term Incentive Plan, which, subject to unitholder approval, would increase the number of common units authorized for issuance by 6,000,000 common units. On February 11, 2016, the unitholders approved the Third Amended and Restated Long-Term Incentive Plan to increase available awards by 6,000,000 common units. At December 31, 2015, 2014 and 2013, there were 15,484; 688,976; and 855,089 common units, respectively, available for future issuance under the LTIP. In addition, the information provided under "Item 5. Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities" is incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
As of March 4, 2016, HPIP controlled and owned 95% of the General Partner of the Partnership, and AIM Midstream Holdings owned 5%, of our General Partner, which owned an approximate 1.3% General Partner interest in us and all of our incentive distribution rights. HPIP holds 9,499,370 Series A Units and controls our General Partner which held 1,349,609 common units.
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

Distributions of available cash to our General Partner and its affiliates:

HPIP, as the holder of 6,650,214 Series A Units, and Magnolia Infrastructure Partners, LLC (an affiliate of HPIP), as the holder of 2,849,156 Series A Units is entitled to receive cumulative distributions consisting of cash and Series A PIK preferred units, prior to any other distributions made in respect of any other partnership interests (the "series A quarterly distribution") in accordance with our Partnership Agreement, as amended (the "Partnership Agreement"). With respect to the coupon conversion quarter (as defined in our Partnership Agreement) and all quarters thereafter, the series A quarterly distribution shall be paid entirely in cash in accordance with our Partnership Agreement. To the extent that any portion of a series A quarterly distribution to be paid in cash with respect to any quarter exceeds the amount of available cash for such quarter, an amount of cash equal to the available cash for such quarter will be paid to the Series A unitholders and the balance of such series A quarterly distribution shall be unpaid, constitute an arrearage and accrue interest.

After making the Series A convertible preferred quarterly distribution and paying any arrearage and accrued interest with respect to the Series A Units, we will distribute available cash from operating surplus for any quarter 98.7% to our common unitholders, and 1.3% to our General Partner in respect of its general partnership interest, assuming it makes any capital contributions necessary to maintain its 1.3% General Partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the holders of our incentive distribution rights will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level.

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

Business Development Activity. For the years ended December 31, 2015 and 2014, our General Partner incurred approximately $1.5 million and $0.9 million, respectively, of costs related to business development compensation that were funded by the Partnership. There were no such costs for the year ended December 31, 2013. As of December 31, 2015, the Partnership has been reimbursed for these costs. For the years ended December 31, 2015, 2014 and 2013, our General Partner incurred approximately less than $0.1 million, $0.1 million and $0.8 million of costs associated with other business development activities, respectively. If the business development activities result in a project that will be pursued and funded by the Partnership, we will reimburse our General Partner for the business development costs related to that project.

Affiliated Transactions. In April 2013, the High Point System, along with $15.0 million in cash, was contributed to us by HPIP in exchange for 5,142,857 Series A Units. Of the cash consideration paid by HPIP, approximately $2.5 million was used to pay certain transaction expenses of HPIP, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's former credit facility.

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

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued, in separate private placements, newly-designated Series A-2 Units (the “Series A-2 Units”) representing limited partnership interests in the Partnership. As a result, the Partnership issued a total of 2,571,430 Series A-2 Units for approximately $45.0 million in aggregate proceeds during the year ended December 31, 2015. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A-1 Units (together with the Series A-2 Units, the "Series A Units"), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the Board of Directors of our General Partner. Since the amendment to our Partnership Agreement in July 2014, the Board of Directors of our General Partner has elected to pay Series A distributions using paid-in-kind Series A Units.

On September 18, 2015, an affiliate of our General Partner contributed a 12.9% indirect interest in the Delta House floating production system and related pipeline infrastructure for consideration of $162.0 million.

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

Item 14. Principal Accountant Fees and Services
We have engaged PricewaterhouseCoopers LLP as our principal accountant. The following table summarizes fees we were billed by PricewaterhouseCoopers LLP for tax, independent auditing and related services for each of the last two years:

	Years Ended December 31,
	2015	2014
	(in thousands)
Audit fees (a)	$1,308	$1,803
Audit related fees (b)	24	—
Tax fees (c)	325	573
All other fees (d)	—	—
	$1,657	$2,376

(a)
Audit fees primarily represent professional services rendered in connection with the i) audits of our annual financial statements for the fiscal years 2015 and 2014, ii) quarterly reviews of our financial statements included in Forms 10-Q, iii) the audits of our FERC regulated assets for the fiscal years 2015 and 2014, and iv) those services normally provided in connection with the issuance of consents and other services related to SEC matters.

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

Our Audit Committee approved the use of PricewaterhouseCoopers LLP as our independent registered public accounting firm to conduct the audit of our consolidated financial statements for the year ended December 31, 2015. All services provided by our independent auditor are subject to pre-approval by the Audit Committee. The Audit Committee is informed of each engagement of the independent auditor to provide services to us.

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
(a)(3) Exhibits

1.1
ATM Equity Offering Sales Agreement by and among Merrill Lynch, Pierce, Fenner & Smith, Inc., SunTrust Robinson Humphrey, Inc., American Midstream Partners, L.P., American Midstream GP, LLC and American Midstream, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on October 10, 2015 [File No. 001-35257])

2.1
Purchase and Sale Agreement by and between Toga Offshore, LLC and American Midstream Delta House, LLC, dated August 10, 2015 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 12, 2015 [File No. 001-35257])

2.2
Purchase and Sale Agreement, dated October 13, 2014, by and among American Midstream, LLC, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed October 15, 2014 [File No. 001-35257]).

3.1	Certificate of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to American Midstream Partners, LP, Form S-1 filed March 31, 2011 [File No. 333-173191])

3.2
Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to American Midstream Partners, LP, Form 8-K filed August 15, 2013 [File No 001-35257])

3.3
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to American Midstream Partners, LP, Form 8-K filed November 1, 2013 [File No. 001-35257])

3.4
Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP. (incorporated by reference to Exhibit 3.1 to American Midstream Partners, LP, Form 8-K filed February 4, 2014 [File No. 001-35257])

3.5
Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, L.P., dated January 31, 2014 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 6, 2014 [File No. 001-35257])

3.6
Amendment No. 4 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, L.P., dated March 30, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 31, 2015 [File No. 001-35257])

3.7
Amendment No. 5 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, L.P., dated July 27, 2015 (incorporated by reference Exhibit 3.1 to the Current Report on Form 8-K filed on July 28, 2015 [File No. 001-35257])

3.8
Amendment No. 6 to Fourth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, L.P., dated September 9, 2015 (incorporated by reference to Exhibit 3.1 the Current Report on Form 8-K filed on November 9, 2015 [File No. 001-35257])

3.9	Certificate of Formation of American Midstream GP, LLC (incorporated by reference to Exhibit 3.4 to American Midstream Partners, LP, Form S-1 filed March 31, 2011 [File No. 333-173191])

3.10
Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.2 to American Midstream Partners, LP Form 8-K filed April 19, 2013 [File No. 000-35257])

3.11
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC (incorporated by reference to Exhibit 3.1 to American Midstream Partners, LP Form 8-K filed February 10, 2014 [File No.001-35257])

3.12
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of American Midstream GP, LLC, dated August 7, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 12, 2015 [File No. 001-35257])

3.13
Amendment No. 3 to Second Limited Liability Company Agreement of American Midstream GP, LLC, dated November 3, 2015 (incorporated by reference Exhibit 3.2 to the Current Report on Form 8-K filed on November 9, 2015 [File No. 001-35257])

4.1
Securities Agreement, dated October 13, 2014, by and among American Midstream Partners, LP, Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 15, 2014 [File No. 001-35257])

10.1
Amended and Restated Credit Agreement, dated as of September 5, 2014, by and among American Midstream Partners, LP, American Midstream, LLC, Blackwater Investments, Inc., Bank of America, N.A., Wells Fargo Bank, National Association, BBVA Compass, Capital One National Association, Citicorp North America, Inc., Comerica Bank, SunTrust Bank, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP, Form 8-K filed September 10, 2014 [File No. 001-35257])

10.2
Third Amended and Restated American Midstream GP, LLC Long-Term Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on January 11, 2016 (File No. 001-35257

10.3
Form of American Midstream Partners, LP Long-Term Incentive Plan Grant of Phantom Units (incorporated by reference to Exhibit 10.8 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.4
Gas Processing Agreement between American Midstream (Louisiana Intrastate), LLC, and Enterprise Gas Processing, LLC, dated June 1, 2011 (incorporated by reference to Exhibit 10.9 to American Midstream Partners, LP Form S-1/A filed July 15, 2011 [File No. 333-173191])

10.5
Firm Gas Gathering Agreement Between American Midstream (Seacrest) LP, and Contango Resources Company (incorporated by reference to Exhibit 10.10 to American Midstream Partners, LP, Form S-1/A filed June 2, 2011 [File No. 333-173191])

10.6
Amendment to Firm Gas Gathering Agreement between American Midstream Offshore (Seacrest) LP (formerly Enbridge Offshore Pipelines [Seacrest[ L.P.), and Contango Operators, Inc. (formerly Contango Resources Company) dated as of August 1, 2008 (incorporated by reference to Exhibit 10.11 to American Midstream Partners, LP, Form S-1/A filed June 2, 2011 [File No. 333-173191])

10.7
Base Contract for Sale and Purchase of Natural Gas Between Exxon Gas & Power Marketing Company and Mid Louisiana Gas Transmission, LLC (incorporated by reference to Exhibit 10.12 to American Midstream Partners, LP, Form S-1/A filed June 2, 2011 [File No. 333-173191])

10.8
Gas Processing Agreement Between American Midstream (Mississippi) LLC and Venture Oil and Gas, Inc. (incorporated by reference to Exhibit 10.13 to American Midstream Partners, LP, Form S-1/A filed June 2, 2011 [File No. 333-173191])

10.9
Gas Transportation Contract between Midcoast Interstate Transmission, Inc. and City of Decatur Utilities (incorporated by reference to Exhibit 10.14 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.10
Amendment No. 1 to Gas Transportation Contract between Enbridge Pipelines (AlaTenn) Inc. and the City of Decatur, Alabama (incorporated by reference to Exhibit 10.15 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.11
Natural Gas Pipeline Construction and Transportation Agreement between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.16 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 (File No. 333-173191))

10.12
First Amendment to Natural Gas Pipeline Construction and Transportation Agreement dated June 28, 2000 between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.17 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.13
Natural Gas Pipeline Transportation Agreement between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.18 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.14
First Amendment to Natural Gas Pipeline Transportation Agreement dated June 28, 2000 between Bamagas Company and Calpine Energy Services, L.P. (incorporated by reference to Exhibit 10.19 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.15
Gas Transport Contract between Enbridge Pipelines (AlaTenn), L.L.C., and the City of Huntsville (incorporated by reference to Exhibit 10.20 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.16
Service Agreement between Enbridge Pipelines (Midla), L.L.C., and Enbridge Marketing (US), LP, dated September 1, 2008 (incorporated by reference to Exhibit 10.21 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.17
Service Agreement between Enbridge Pipelines (Midla), L.L.C., and Enbridge Marketing (US), LP, dated September 1, 2008 (incorporated by reference to Exhibit 10.22 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.18
Gas Processing Agreement TOCA Gas Processing Plant between American Midstream, LLC, and Enterprise Gas Processing, LLC, dated July 1, 2010 (incorporated by reference to Exhibit 10.23 to American Midstream Partners, LP Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.19
Gas Processing Agreement TOCA Gas Processing Plant between American Midstream, LLC, and Enterprise Gas Processing, LLC, dated November 1, 2010 (incorporated by reference to Exhibit 10.24 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

12.20
Gas Processing Agreement TOCA Gas Processing Plant between American Midstream, LLC, and Enterprise Gas Processing, LLC, dated April 1, 2011 (incorporated by reference to Exhibit 10.25 to American Midstream Partners, LP, Form S-1/A filed June 30, 2011 [File No. 333-173191])

10.21+
Form of Amendment of Grant of Phantom Units Under the American Midstream Partners, LP, Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to American Midstream Partners, LP, Form S-1/A filed June 9, 2011 [File No. 333-173191])

10.22+
Employment Agreement by and between American Midstream GP, LLC, and Daniel C. Campbell (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP, Form 8-K filed April 16, 2012 [File No. 001-35257]).

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

10.24
Contribution Agreement by and between High Point Infrastructure Partners, LLC, and American Midstream Partners, LP, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP, Form 8-K filed April 19, 2013 [File No. 001-35257])

10.25
Equity Restructuring Agreement by and among American Midstream Partners, LP, American Midstream GP, LLC, and High Point Infrastructure Partners, LLC, dated August 9, 2013 (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP, Form 8-K filed August 15, 2013 [File No. 001-35257])

10.26+
Employment Agreement between Matthew W. Rowland and American Midstream GP, LLC, dated August 22, 2013 (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP, Form 8-K filed August 28, 2013 [File No. 001-35257])

10.27
Series B PIK Unit Purchase Agreement by and among American Midstream Partners, LP, American Midstream GP, LLC, and High Point Infrastructure Partners, LLC, dated January 22, 2014 (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP, Form 8-K filed January 22, 2014 [File No. 001-35257])

10.28
First Amendment to Series B PIK Unit Purchase Agreement by and among American Midstream Partners, LP, American Midstream GP, LLC, and High Point Infrastructure Partners, LLC, dated January 22, 2014 (incorporated by reference to Exhibit 10.2 to American Midstream Partners, LP, Form 8-K filed February 4, 2014 [File No. 001-35257])

10.29
Construction and Field Gathering Agreement by and between HPIP Lavaca, LLC, and Penn Virginia Oil & Gas, L.P., dated January 31, 2014 (incorporated by reference to Exhibit 10.1 to American Midstream Partners, LP, Form 8-K filed February 4, 2014 [File No. 001-35257])

10.30
Change of Control Severance Agreement, dated June 5, 2014, by and between American Midstream GP, LLC and Tom L. Brock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 11, 2014 [File No. 001-35257])

10.31
Common Unit Purchase Agreement, dated July 14, 2014, by and among American Midstream Partners, LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed Jul 15, 2014 [File No. 001-35257])

10.32
Waiver of Condition and First Amendment to Common Unit Purchase Agreement, dated August 15, 2014 by and among American Midstream Partners, LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 20, 2014 [File No. 001-35257])

10.33
Amended and Restated Credit Agreement, dated as of September 5, 2014, by and among American Midstream Partners, LP, American Midstream, LLC, Blackwater Investments, Inc., Bank of America, N.A., Wells Fargo Bank, National Association, BBVA Compass, Capital One National Association, Citicorp North America, Inc., Comerica Bank, SunTrust Bank, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10, 2014 [File No. 001-35257])

10.34
Series A-2 Convertible Preferred Unit Purchase Agreement by and between American Midstream Partners and L.P. and Magnolia Infrastructure Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2015 [File No. 001-35257])

10.35
Second Series A-2 Convertible Preferred Unit Purchase Agreement by and between American Midstream Partners, L.P. and Magnolia Infrastructure Partners, LLC, dated June 30, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2015 [File No. 001-35257])

10.36
First Amendment and Incremental Commitment Agreement by and among American Midstream, LLC, Blackwater Investments, Inc., American Midstream Partners, L.P., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to the Current Report on Form 8-K filed on September 21, 2015 [File No. 001-35257])

10.37+*	Employment Agreement by and between American Midstream GP, LLC and Michael D. Suder dated October 9, 2012

10.38+
Employment Agreement by and between American Midstream GP, LLC and Lynn L. Bourdon III, dated December 10, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 14, 2015 [File No. 001-35257])

10.39+
Phantom Unit Award Agreement by and between American Midstream GP, LLC and Lynn L. Bourdon III, dated December 10, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 14, 2015 [File No. 001-35257])

10.40+
Unit Purchase Option Grant Agreement by and between American Midstream GP, LLC and Lynn L. Bourdon III, dated December 10, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 14, 2015 [File No. 001-35257])

10.41+
First Amendment to Employment Agreement by and between American Midstream GP, LLC and Michael D. Suder dated November 4, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2015 [File No. 001-35257])

10.42+*	Second Amendment to Employment Agreement by and between American Midstream GP, LLC and Michael D. Suder dated March 7, 2016

21.1*	American Midstream Partners, LP, List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Auditor - BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	2015 Pinto Offshore Holdings, LLC Financial Statements

99.2*	2015 Delta House FPS LLC Financial Statements

99.3*	2015 Delta House Oil and Gas Lateral LLC Financial Statements

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan arrangement.

**	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Midstream Partners, LP
(Registrant)

By:	/s/ Daniel C. Campbell

Daniel C. Campbell
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)
Date: March 7, 2016
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2016.

Signatures	Title

/s/ Lynn L. Bourdon III	Chairman, President and Chief Executive Officer of American Midstream Partners, LP (Principal Executive Officer)
Lynn L. Bourdon III

/s/ Daniel C. Campbell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Daniel C. Campbell

/s/ Tom L. Brock	Vice President, Chief Accounting Officer and Corporate Controller of American Midstream Partners, LP (Principal Accounting Officer)
Tom L. Brock

/s/ Stephen W. Bergstrom	Director, American Midstream GP, LLC
Stephen W. Bergstrom

/s/ John F. Erhard	Director, American Midstream GP, LLC
John F. Erhard

/s/ Donald R. Kendall Jr.	Director, American Midstream GP, LLC
Donald R. Kendall Jr.

/s/ Daniel R. Revers	Director, American Midstream GP, LLC
Daniel R. Revers

/s/ Rose M. Robeson	Director, American Midstream GP, LLC
Rose M. Robeson

/s/ Joseph W. Sutton	Director, American Midstream GP, LLC
Joseph W. Sutton

/s/ Lucius H. Taylor	Director, American Midstream GP, LLC
Lucius H. Taylor

/s/ Gerald A. Tywoniuk	Director, American Midstream GP, LLC
Gerald A. Tywoniuk

AMERICAN MIDSTREAM PARTNERS, LP

Report of Independent Registered Public Accounting Firm

To the Partners of American Midstream Partners, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in partners’ capital and noncontrolling interest and cash flows present fairly, in all material respects, the financial position of American Midstream Partners, LP and its subsidiaries ("the Partnership") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 7, 2016

American Midstream Partners, LP, and Subsidiaries
Consolidated Balance Sheets
(In thousands, except unit amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$—	$499
Accounts receivable	3,181	4,924
Unbilled revenue	15,559	24,619
Risk management assets	365	688
Other current assets	10,094	15,554
Total current assets	29,199	46,284
Property, plant and equipment, net	648,013	582,182
Goodwill	16,262	142,236
Intangible assets, net	100,965	106,306
Investment in unconsolidated affiliates	82,301	22,252
Other assets, net	14,556	14,298
Total assets	$891,296	$913,558
Liabilities and Partners' Capital
Current liabilities
Accounts payable	$4,667	$20,326
Accrued gas purchases	7,281	14,326
Accrued expenses and other current liabilities	25,035	25,800
Current portion of long-term debt	2,338	2,908
Risk management liabilities	—	215
Total current liabilities	39,321	63,575
Asset retirement obligations	28,549	34,645
Other liabilities	1,001	126
Long-term debt	525,100	372,950
Deferred tax liability	5,826	5,113
Total liabilities	599,797	476,409
Commitments and contingencies (see Note 19)
Convertible preferred units
Series A convertible preferred units (9,210 thousand and 5,745 thousand units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	169,712	107,965
Equity and partners' capital
General Partner Interest (536 thousand and 392 thousand units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	(104,853)	(2,450)
Limited Partner Interests (30,427 thousand and 22,670 thousand units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	188,477	294,695
Series B convertible units (1,350 thousand and 1,255 thousand units issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	33,593	32,220
Accumulated other comprehensive income (loss)	40	2
Total partners' capital	117,257	324,467
Noncontrolling interests	4,530	4,717
Total equity and partners' capital	121,787	329,184
Total liabilities, equity and partners' capital	$891,296	$913,558

The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP, and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per unit amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$235,034	$307,309	$294,051
Gain (loss) on commodity derivatives, net	1,324	1,091	28
Total revenue	236,358	308,400	294,079
Operating expenses:
Purchases of natural gas, NGLs and condensate	105,883	197,952	215,053
Direct operating expenses	59,549	45,702	32,236
Selling, general and administrative expenses	27,232	23,103	19,079
Equity compensation expense	3,774	1,536	2,094
Depreciation, amortization and accretion expense	38,014	28,832	30,002
Total operating expenses	234,452	297,125	298,464
Gain (loss) on involuntary conversion of property, plant and equipment	—	—	343
Gain (loss) on sale of assets, net	(3,011)	(122)	—
Loss on impairment of property, plant and equipment	—	(99,892)	(18,155)
Loss on impairment of goodwill	(118,592)	—	—
Operating income (loss)	(119,697)	(88,739)	(22,197)
Other income (expense):
Interest expense	(14,745)	(7,577)	(9,291)
Other income (expense)	—	(670)	—
Earnings in unconsolidated affiliates	8,201	348	—
Net income (loss) before income tax (expense) benefit	(126,241)	(96,638)	(31,488)
Income tax (expense) benefit	(1,134)	(557)	495
Net income (loss) from continuing operations	(127,375)	(97,195)	(30,993)
Income (loss) from discontinued operations, net of tax	(80)	(611)	(2,413)
Net income (loss)	(127,455)	(97,806)	(33,406)
Net income (loss) attributable to noncontrolling interests	25	214	633
Net income (loss) attributable to the Partnership	$(127,480)	$(98,020)	$(34,039)

General Partner's Interest in net income (loss)	$(1,645)	$(1,279)	$(1,405)
Limited Partners' Interest in net income (loss)	$(125,835)	$(96,741)	$(32,634)

Distribution declared per common unit (a)	$1.89	$1.85	$1.75
Limited Partners' net income (loss) per common unit (See Note 3 and Note 15):
Basic and diluted:
Income (loss) from continuing operations	$(6.00)	$(8.54)	$(7.15)
Income (loss) from discontinued operations	—	(0.04)	(0.27)
Net income (loss)	$(6.00)	$(8.58)	$(7.42)
Weighted average number of common units outstanding:
Basic and diluted	24,983	13,472	7,525

(a)	Declared and paid during the years ended December 31, 2015, 2014 and 2013.

The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP, and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(127,455)	$(97,806)	$(33,406)
Unrealized gain (loss) on postretirement benefit plan assets and liabilities	38	(102)	(247)
Comprehensive income (loss)	$(127,417)	$(97,908)	$(33,653)
Less: Comprehensive income (loss) attributable to noncontrolling interests	25	$214	$633
Comprehensive income (loss) attributable to Partnership	$(127,442)	$(98,122)	$(34,286)
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP, and Subsidiaries
Consolidated Statements of Changes in Partners' Capital and
Noncontrolling Interest
(In thousands)

	General Partner Interest	Limited Partner Interests	Series B Convertible Units	Accumulated Other Comprehensive Income (loss)	Total Partners' Capital	Non controlling Interests
Balances at December 31, 2012	$548	$79,266	$—	$351	$80,165	$7,438
Net income (loss)	(1,405)	(32,634)	—	—	(34,039)	633
Issuance of common units, net of offering costs	—	54,853	—	—	54,853	—
Unitholder contributions	12,500	—	—	—	12,500	—
Unitholder distributions	(623)	(21,628)	—	—	(22,251)	—
Unitholder distribution for acquisition of Blackwater	(30,702)	3,052	—	—	(27,650)	—
Unitholder contribution of Blackwater net assets	22,696	—	—	—	22,696	—
Fair value of Series A Units in excess of High Point System net assets received	(312)	(15,300)	—	—	(15,612)	—
Net distributions to noncontrolling interests	—	—	—	—	—	(661)
Acquisition of noncontrolling interests	37	1,993	—	—	2,030	(2,782)
LTIP vesting	(2,067)	2,067	—	—	—	—
Tax netting repurchase	—	(630)	—	—	(630)	—
Equity compensation expense	2,024	—	—	—	2,024	—
Other comprehensive income (loss)	—	—	—	(247)	(247)	—
Balances at December 31, 2013	$2,696	$71,039	$—	$104	$73,839	$4,628
Net income (loss)	(1,279)	(96,741)	—	—	(98,020)	214
Issuance of common units, net of offering costs	—	351,551	—	—	351,551	—
Issuance of Series B Units	—	—	32,220	—	32,220	—
Unitholder contributions	5,678	—	—	—	5,678	—
Unitholder distributions	(2,913)	(39,150)	—	—	(42,063)	—
Issuance and exercise of warrants	(7,164)	7,164	—	—	—	—
Net distributions to noncontrolling interests	—	—	—	—	—	(314)
Acquisition of noncontrolling interests	—	21	—	—	21	189
LTIP vesting	(824)	1,067	—	—	243	—
Tax netting repurchase	—	(256)	—	—	(256)	—
Equity compensation expense	1,356	—	—	—	1,356	—
Other comprehensive income (loss)	—	—	—	(102)	(102)	—
Balances at December 31, 2014	$(2,450)	$294,695	$32,220	$2	$324,467	$4,717
Net income (loss)	(1,645)	(125,835)	—	—	(127,480)	25
Issuance of common units, net of offering costs	—	82,421	—	—	82,421	—
Issuance of Series B Units	—	—	1,373	—	1,373	—
Unitholder contributions	1,996	—	—	—	1,996	—
Unitholder distributions	(7,023)	(64,714)	—	—	(71,737)	—
Unitholder distributions for Delta House	(96,297)	—	—	—	(96,297)	—
Net distributions to noncontrolling interests	—	—	—	—	—	(40)
Acquisition of noncontrolling interests	—	(20)	—	—	(20)	(172)
LTIP vesting	(2,490)	2,686	—	—	196	—
Tax netting repurchase	—	(756)	—	—	(756)	—
Equity compensation expense	3,056	—	—	—	3,056	—
Other comprehensive income (loss)	—	—	—	38	38	—
Balances at December 31, 2015	$(104,853)	$188,477	$33,593	$40	$117,257	$4,530
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP, and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(127,455)	$(97,806)	$(33,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	38,014	28,832	29,999
Amortization of deferred financing costs	1,482	2,212	1,334
Amortization of weather derivative premium	912	1,035	662
Unrealized (gain) loss on derivative contracts, net	71	(595)	1,505
Non-cash compensation	3,863	1,626	2,094
Postretirement expense (benefit)	(14)	(45)	(73)
(Gain) loss on involuntary conversion of property, plant and equipment	—	—	(343)
(Gain) loss on sale of assets, net	3,161	207	75
Loss on impairment of property, plant and equipment	—	99,892	18,155
Loss on impairment of noncurrent assets held for sale	—	673	2,400
Loss on impairment of goodwill	118,592	—	—
Earnings in unconsolidated affiliates	(8,201)	(348)	—
Distributions from unconsolidated affiliates	8,201	348	—
Deferred tax expense (benefit)	953	213	(847)
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed:
Accounts receivable	1,743	13,067	(790)
Unbilled revenue	9,060	2,272	(226)
Risk management assets and liabilities	(875)	(809)	(1,147)
Other current assets	(962)	(7,533)	(1,614)
Other assets, net	(522)	6,049	(823)
Accounts payable	(3,643)	(12,026)	(845)
Accrued gas purchases	(7,045)	(5,540)	462
Accrued expenses and other current liabilities	2,857	(9,149)	769
Asset retirement obligations	(90)	(1,030)	—
Other liabilities	835	(67)	(118)
Net cash provided by operating activities	40,937	21,478	17,223
Cash flows from investing activities
Cost of acquisitions, net of cash acquired and settlements	7,383	(362,316)	—
Additions to property, plant and equipment	(130,549)	(96,998)	(27,196)
Proceeds from disposal of property, plant and equipment	4,813	6,323	500
Insurance proceeds from involuntary conversion of property, plant and equipment	—	—	482
Investment in unconsolidated affiliates	(71,597)	(12,000)	—
Proceeds from equity method investment, return of capital	12,367	1,632	—
Restricted cash	6,475	(8,511)	(2,000)
Net cash used in investing activities	(171,108)	(471,870)	(28,214)
Cash flows from financing activities

Proceeds from issuance of common units to public, net of offering costs	82,488	204,255	54,853
Unitholder contributions	1,905	5,588	13,075
Unitholder distributions	(53,386)	(28,009)	(16,120)
Issuance of Series A Units, net of issuance costs	44,768	—	14,393
Issuance of Series B Units	—	30,000	—
Unitholder distributions for common control transactions	(96,297)	—	(27,650)
Acquisition of noncontrolling interests	(74)	(8)	(752)
Net distributions to noncontrolling interests	(40)	(314)	(661)
LTIP tax netting unit repurchase	(756)	(256)	(630)
Deferred financing costs	(2,238)	(3,841)	(2,113)
Payments on other debt	(3,557)	(2,589)	(2,640)
Borrowings on other debt	4,709	3,449	3,795
Payments on loan to affiliate	—	—	(20,000)
Payments on bank loans	—	—	(34,730)
Borrowings on bank loans	—	—	27,546
Payments on long-term debt	(189,150)	(250,870)	(131,571)
Borrowings on long-term debt	341,300	493,085	134,021
Net cash provided by financing activities	129,672	450,490	10,816
Net increase (decrease) in cash and cash equivalents	(499)	98	(175)
Cash and cash equivalents
Beginning of period	499	401	576
End of period	$—	$499	$401
Supplemental cash flow information
Interest payments, net	$12,013	$6,726	$6,416
Supplemental non-cash information
(Decrease) increase in accrued property, plant and equipment	$(25,637)	$31,390	$(5,181)
Net assets contributed by General Partner in the Blackwater Acquisition (See Note 2)	—	—	22,121
Net assets contributed by General Partner in exchange for the issuance of Series A Units (see Note 2)	—	—	59,995
Fair value of Series A Units in excess of net assets received	—	—	15,612
Accrued and paid-in-kind unitholder distribution for Series A Units	16,978	13,154	4,811
Paid-in-kind unitholder distribution for Series B Units	1,373	2,220	—
Common unit issuance related to Costar Acquisition	—	147,296	—
The accompanying notes are an integral part of these consolidated financial statements.

American Midstream Partners, LP, and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

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

Nature of business

We are engaged in the business of gathering, treating, processing, and transporting natural gas; gathering, transporting, storing, treating and fractionating NGLs; gathering, storing and transporting crude oil and condensates; and storing specialty chemical products, all through our ownership and operation of twelve gathering systems, five processing facilities, three fractionation facilities, three marine terminal sites, three interstate pipelines, five intrastate pipelines and one crude oil pipeline. We also own a 66.7% non-operated interest in Main Pass Oil Gathering Company ("MPOG"), a crude oil gathering and processing system; a 50% undivided, non-operated interest in the Burns Point Plant, a natural gas processing plant; a 46% non-operated interest in Mesquite, an off-spec condensate fractionation project; and a 12.9% non-operated indirect interest in the Delta House floating production system and related pipeline infrastructure ("Delta House"). Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas and the Gulf of Mexico, provide critical infrastructure that links producers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. We currently operate more than 3,000 miles of pipelines that gather and transport over 1 Bcf/d of natural gas and operate approximately 1.8 million barrels of storage capacity across three marine terminal sites.

Basis of presentation

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The results of operations for acquisitions accounted for as business combinations have been included in the consolidated financial statements since their respective acquisition dates. See Note 2 "Acquisitions and Divestitures" for further information.

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

Investment in Unconsolidated Affiliates

Equity investments in which the Partnership exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method and are reported in Investment in unconsolidated affiliates in the accompanying consolidated balance sheets.

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

The Partnership accounts for its 66.7% non-operated interest in MPOG, its 46.0% non-operated interest in Mesquite and its 12.9% non-operated indirect interest in Delta House under the equity method.

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

Allowance for doubtful accounts

We establish provisions for losses on accounts receivable when we determine that we will not collect all or part of an outstanding balance. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of December 31, 2015 and 2014, the Partnership recorded no allowances for losses on accounts receivable.

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

Impairment of long lived Assets

We evaluate the recoverability of our property, plant and equipment and intangible assets with definite lives when events or circumstances indicate we may not recover the carrying amount of the assets. We continually monitor our operations, the market, and business environment to identify indicators that could suggest an asset or asset group may not be recoverable. We evaluate the asset or asset group for recoverability by estimating the undiscounted future cash flows expected to be derived from their use and disposition. These cash flow estimates require us to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost, contract renewals, and other factors. An asset or asset group is considered impaired when the estimated undiscounted cash flows are less than the carrying amount. In that event, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value as determined by quoted market prices in active markets or present value techniques. The determination of fair values using present value techniques requires us to make projections and assumptions regarding future cash flows and weighted average cost of capital. Any changes we make to these projections and assumptions could result in significant revisions to our evaluation of the recoverability of our property, plant and equipment and the recognition of an impairment loss in our consolidated statements of operations.

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

We record the estimated fair value of acquired customer contracts, relationships and dedicated acreage agreements as intangible assets. These intangible assets have definite lives and are subject to amortization on a straight-line basis over their economic lives, currently ranging between 10 years and 30 years. We assess intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred financing costs

Costs incurred in connection with our revolving credit facility are deferred and charged to interest expense over the term of the related credit arrangement. Gains or losses on debt repurchase and debt extinguishment include any associated unamortized deferred financing costs.

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

Noncontrolling interests

Noncontrolling interests represent the minority interest holders' proportionate share of the equity of the respective systems. Noncontrolling interests are adjusted for the minority interest holders' proportionate share of the earnings or losses. Management reports noncontrolling interest in the Chatom system in the financial statements pursuant to paragraph ASC 810-10-65-1. The 7.8% noncontrolling interest is held by non-affiliated working interest owners.

Revenue recognition and the estimation of revenues and cost of purchases

We recognize revenue when all of the following criteria are met: i) persuasive evidence of an exchange arrangement exists, ii) delivery has occurred or services have been rendered, iii) the price is fixed or determinable, and iv) collectability is reasonably assured. We record revenue and cost of product sold on a gross basis for those transactions where we act as the principal and take title to natural gas, crude oil, NGLs or condensates that are purchased for resale. When our customers pay us a fee for providing a service such as gathering, treating, transportation or storage, we record those fees separately in revenues.

Equity-based compensation

We award equity-based compensation to management, non-management employees and directors under our Long-Term Incentive Plan ("LTIP"), which provides for the issuance of options, unit appreciation rights, restricted units, phantom units, other unit-based awards, unit awards or replacement awards, as well as tandem Distribution Equivalent Rights ("DERs"). Compensation expense is measured by the fair value of the award at the date of grant as determined by management. Compensation expense is recognized in Equity compensation expense over the requisite service period of each award.

Income taxes

The Partnership is not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our unitholders through the allocation of taxable income. American Midstream Blackwater, LLC, a subsidiary of the Partnership, owns a subsidiary that has operations which are subject to both federal and state income taxes. We account for income taxes of that subsidiary using an asset and liability approach for financial accounting and reporting of income taxes. If it is more than likely that a deferred tax asset will not be realized, a valuation allowance is recognized.

Certain tax expense results from the enactment of laws by the State of Texas that apply to entities organized as partnerships and is included in Income tax (expense) benefit in our consolidated statements of operations. The Texas margin tax is computed on our taxable margin apportioned to Texas annually.

Net income (loss) for financial statement purposes may differ significantly from taxable income (loss) allocable to unitholders as a result of differences between the financial reporting and income tax bases of our assets and liabilities and the taxable income allocation requirement under our Partnership Agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner's tax attributes in us is not available.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 was subsequently issued and deferred the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. We are currently evaluating the method of adoption and impact this standard will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance. The amendments affect both the variable interest entity ("VIE") and voting interest entity ("VOE") consolidation models.  The standard is effective for public reporting entities in the fiscal periods beginning after December 15, 2015, early adoption is permitted.  The Partnership has evaluated the impact of this standard on its consolidated financial statements and determined it will not have a material impact.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, including interim periods therein, and is applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-15, Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line of Credit Arrangements, was subsequently issued to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements and states that the Securities and Exchange Commission ("SEC") staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. Given the Partnership's debt issuance costs relate to its Credit Agreement (as defined in Note 13 "Debt Obligations"), the Partnership is not required to alter its current accounting for such costs.

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

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260).  This guidance clarifies the process for updating historical earnings per unit disclosures when a drop-down transaction occurs between entities under common control.  Pursuant to the amendment, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Additionally, the previously reported earnings per unit measure presented in the historical financial statements would not change as a result of the drop-down transaction.  ASU 2015-06 is effective for annual reporting periods beginning after December 15, 2015, and for interim periods within those fiscal years.  Early adoption is permitted.  The Partnership has evaluated this guidance and determined it will not have a material impact.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). This amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. The Partnership has evaluated this guidance and determined it is consistent with our policy and historical presentation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). This amendment requires that deferred tax liabilities and assets be classified as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Partnership has evaluated this guidance and elected to adopt this amendment for the fiscal year ended December 31, 2015. As such, the Partnership’s deferred tax liabilities and assets have been classified as noncurrent in the consolidated balance sheets as of December 31, 2015, and 2014.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This amendment requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the method of adoption and impact this standard will have on our consolidated financial statements and related disclosures.

2. Acquisitions and Divestitures

Delta House Investment

On September 18, 2015, the Partnership acquired a 26.3% interest in Pinto Offshore Holdings, LLC ("Pinto") (the "Delta House Investment"), an entity that owns a non-operated interest in (i) approximately 49% of the limited liability company interests of Delta House FPS LLC and (ii) approximately 49% of the limited liability company interests of Delta House Oil and Gas Lateral LLC, which respectively own Delta House floating production system and related pipeline infrastructure.  Delta House is a floating production system platform with associated crude oil and gas export pipelines, located in the Mississippi Canyon region of the deepwater Gulf of Mexico.

We acquired our 26.3% non-operated interest in Pinto in exchange for $162.0 million in cash, funded by the proceeds of a public offering of 7.5 million of the Partnership's common units representing Limited Partner interests, or common units, and with borrowings under the Partnership's Credit Agreement. As a result, we own a minority interest in Pinto, which represents an indirect 12.9% interest in Delta House. Pursuant to the Pinto LLC Agreement, we have no management control or authority over the day-to-day operations.  Our interest in Pinto is accounted for as an equity method investment in the consolidated financial statements.

Because our interest in Delta House was previously owned by an affiliate of our General Partner, we have accounted for our investment at our affiliate's final carry-over basis resulting in $65.7 million which is recorded in Investments in unconsolidated affiliates in our consolidated balance sheets and as an investing activity within the related consolidated statement of cash flows. The amount by which the total consideration exceeded the carry-over basis was $96.3 million and is recorded as a distribution within the consolidated statements of changes in partners’ capital and noncontrolling interest and a financing activity in the consolidated statement of cash flows.

For the year ended December 31, 2015, the Partnership recorded $7.5 million in earnings from its indirect interest in Delta House and also received cash distributions of $16.6 million from Delta House. The excess of the cash distributions received over the earnings recorded is classified as a return of capital within cash flows from investing activities in our consolidated statement of cash flows.

Costar Acquisition

On October 14, 2014, the Partnership acquired 100% of the membership interests of Costar Midstream, L.L.C. ("Costar") from Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC, in exchange for $258.0 million in cash and 6.9 million of the Partnership's common units ("the Costar Acquisition"). Costar is an onshore gathering and processing company with its primary gathering, processing, fractionation, and off-spec condensate treating and stabilization assets in East Texas and the Permian basin, with a significant crude oil gathering system project in the Bakken oil play.

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

The following table summarizes the fair value of consideration transferred to acquire Costar and the allocation of that amount to the assets acquired, liabilities assumed and the noncontrolling interest for the Costar Acquisition based upon their respective fair values as of the acquisition date (in thousands).

Fair value of consideration transferred (in thousands):
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
$405,297

The fair value of the common units issued for the Costar Acquisition, $147.3 million, differs from the market price of such units on the date of the acquisition as a result of restrictions which require the sellers to hold the units for specified periods of time. The fair value of limited partner units issued in the transaction was determined using an option pricing model and the following key assumptions: i) the closing common unit market price on the day of the acquisition, ii) the contractual holding periods, iii) historical common unit price volatility for the Partnership and its peers, and iv) a risk-free rate of return.

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

During 2015, the Partnership reached agreements with the Costar sellers regarding certain matters which resulted in a return of $7.4 million of cash to the Partnership and related reductions in the goodwill initially recorded. Additionally, in February 2016, the Partnership reached a settlement of certain indemnification claims with the Costar sellers whereby 1,034,483 common units held in escrow were returned to the Partnership, while the Partnership agreed to pay the Costar sellers an additional $0.3 million. The net impact of this settlement will be recorded as a reduction in property, plant and equipment in the first quarter of 2016. As described in Note 9 "Goodwill and Intangible Assets, net", the Partnership recognized a $95.0 million impairment of the remaining Costar goodwill during the fourth quarter of 2015.

Costar contributed revenue of $19.9 million and operating income of $0.3 million for the period of October 14, 2014 through December 31, 2014, which was attributable to the Partnership's Gathering and Processing segment. Additionally, the Partnership incurred $0.5 million of transaction costs related to the acquisition which are included in Selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2014. The following unaudited pro forma summary presents consolidated financial information for the Partnership as if the Costar acquisition had occurred on January 1, 2013 (in thousands):

	Years Ended December 31,
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

The following table summarizes the final allocation of the purchase price to the assets acquired in the Lavaca Acquisition based upon their respective fair values as of the acquisition date (in thousands):

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

As described in Note 9 "Goodwill and Intangible Assets, net", the Partnership recognized a $23.6 million impairment of the remaining Lavaca goodwill during the fourth quarter of 2015.

Lavaca contributed revenue of $16.8 million and net income of $7.6 million for the period from January 31, 2014 through December 31, 2014, attributable to the Partnership's Gathering and Processing segment. The Partnership incurred $0.1 million of transaction costs related to the acquisition, which are included in Selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2014.

Pro forma financial information to show the impact on the Partnership’s financial information as if the Lavaca acquisition had been completed on January 1, 2013, have not been presented as the Partnership was unable to obtain the necessary information from the seller.

Other Acquisitions

Investment in Unconsolidated Affiliate

On August 11, 2014, the Partnership acquired a 66.7% non-operated interest in MPOG, an offshore crude oil gathering system, for a net purchase price of $12.0 million, which was financed with borrowings from the Partnership's credit facility. Although the Partnership owns a majority interest in MPOG, the ownership structure requires unanimous approval of all owners on decisions impacting the operation of the assets and any changes in ownership structure. Therefore, the Partnership's voting rights are not proportional to its obligation to absorb losses or receive returns. The Partnership accounts for its 66.7% interest using the equity method.

For the year ended December 31, 2015, the Partnership recorded $0.7 million in earnings from MPOG, and received cash distributions of $3.9 million. For the year ended December 31, 2014, the Partnership recorded $0.3 million in earnings from MPOG, and received cash distributions of $2.0 million. The excess of the cash distributions received over the earnings recorded from MPOG is classified as a return of capital within cash flows from investing activities in our consolidated statements of cash flows.

Williams Pipeline Acquisition

In the first quarter of 2014, the Partnership acquired natural gas pipeline facilities that are contiguous to and connect with our High Point System in offshore Louisiana from Transcontinental Gas Pipe Line Company, LLC ("Transco"), a subsidiary of Williams Partners, LP for $6.5 million  in cash (the "Williams Pipeline Acquisition"). The acquisition was subject to FERC approval of the seller's application to abandon the pipeline facilities to us by sale and to permit the facilities to serve a gathering function, exempt from FERC's jurisdiction. The FERC granted approval of the application during the first quarter of 2014, and the purchase and sale agreement closed on March 14, 2014. The purchase price was allocated to pipelines using the income approach which required certain Level 3 inputs.

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

Because Blackwater was previously owned by an affiliate our General Partner, we have accounted for the acquisition at our General Partner's carry-over basis. The Partnership' total consideration distributed for the acquisition was $63.9 million. The amount by which the total consideration exceeded the carry-over basis was $27.7 million and was recorded as a distribution within the consolidated statements of changes in partners’ capital and noncontrolling interest and as a financing activity in the consolidated statement of cash flows. The consideration also included 125,500 limited partner units which were accounted for as a non-cash distribution to the General Partner at a fair value of $3.1 million. The fair value of the units issued was determined using level one inputs based upon the Partnership's closing unit price on December 17, 2013.

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

For the period from April 15, 2013 to December 31, 2013, our Blackwater contributed $9.8 million of revenue and $0.8 million of net loss attributable to the Partnership's Terminals segment, which are included in the consolidated statements of operations.

High Point System

Effective April 15, 2013, an affiliate of our General Partner contributed the High Point System, consisting of 100% of the limited liability company interests in High Point Gas Transmission, LLC, and High Point Gas Gathering, LLC. The High Point System

consists of approximately 700 miles of natural gas and liquids pipeline assets located in southeast Louisiana, in the Plaquemines and St. Bernard parishes, and the shallow water and deep shelf Gulf of Mexico, including the Mississippi Canyon, Viosca Knoll, West Delta, Main Pass, South Pass and Breton Sound zones. Natural gas is collected at more than 75 receipt points that connect hundreds of wells with an emphasis on oil and liquids-rich reservoirs.

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

The fair value of the Series A Units on April 15, 2013, was $17.50 per unit, or a total of $90.0 million, and was issued by the Partnership in exchange for net cash of approximately $12.5 million and net assets of $61.9 million contributed to the Partnership by our General Partner. Because the High Point System was previously owned by our General Partner, we have accounted for this acquisition at our General Partner's final carry-over basis. As such, the amount by which the value of the Series A Units exceeded the carry-over basis of the net assets contributed by our General Partner was $15.6 million and was recorded as a distribution to our General Partner and existing limited partners' interest based on their ownership interests within the consolidated statements of changes in partners’ capital and noncontrolling interest.

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

Subsequent to the contribution, for the year ended December 31, 2013, the High Point System contributed $30.4 million of revenue and $7.2 million of net income attributable to the Partnership's Transmission segment, which are included in the consolidated statements of operations.

Divestitures

On September 14, 2015, the Partnership disposed of certain terminal assets in Salisbury, Maryland, that were previously held for sale, with a book value approximating the sales proceeds of $0.9 million, resulting in a non-cash loss on disposal of less than $0.1 million. Of the proceeds received, the Partnership distributed $0.5 million to our General Partner in accordance with the Agreement and Plan of Merger.

On June 1, 2015, the Partnership disposed of certain non-strategic off-shore transmission assets in Louisiana with a net book value of $3.0 million for nominal proceeds, resulting in a non-cash loss on disposal of $3.0 million.

On March 31, 2014, the Partnership completed the sale of certain gathering and processing assets in Madison County, Texas, in exchange for $6.1 million in cash which resulted in a nominal gain. The Partnership recognized a $3.0 million impairment charge related to these assets for the year ended December 31, 2013, to reduce the related carrying value of $6.1 million.

3. Discontinued Operations

During 2013, the Board of Directors of our General Partner approved a plan to sell certain non-strategic gathering and processing assets which met specific criteria, qualifying them as held for sale. During the year ended December 31, 2013, certain gathering and processing assets were written down by $1.8 million to the estimated fair value less cost to sell. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates were based on i) present value of estimated EBITDA, ii) an assumed discount rate of 10%, and iii) a decline in throughput volumes of 2.5% in 2013 and thereafter.

During the second quarter of 2014, the Partnership’s management decided not to sell a portion of the assets that had previously been reclassified to discontinued operations and assets held for sale in the second quarter of 2013. In accordance with ASC 360, the Partnership reclassified the assets as held and used at the carrying value of the assets before they were classified as held for sale, adjusted for depreciation expense that would have been recorded. The Partnership has reclassified the amounts recorded in discontinued operations related to the assets for all prior periods presented.

As part of the Blackwater Acquisition, we acquired long-lived terminal assets which were immediately classified as held for sale. As of December 31, 2013, these assets were written down by $0.6 million to the estimated fair value less cost to sell. As a result of deteriorating market conditions, the Partnership recognized an additional impairment charge on these assets of $0.7 million in 2014. These assets were sold during the third quarter of 2015 at a nominal loss.

Historically, we have classified these assets as discontinued operations within our consolidated statements of operations. We elected not to separately present the operating, investing and financing cash flows related to the disposal groups in our accompanying consolidated statements of cash flows as this activity was immaterial for all periods presented.

The following table presents the revenue, expense and (loss) gain from discontinued operations associated with the assets classified as held for sale for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per unit amounts):

	Years Ended December 31,
	2015	2014	2013
Revenue	$74	$474	$2,084
Expense	(196)	(658)	(2,361)
Impairment	—	(673)	(2,400)
Loss on sale of assets	(150)	(87)	(75)
Income tax benefit	192	333	339
Income (loss) from discontinued operations, net of tax	$(80)	$(611)	$(2,413)
Limited partners' net income (loss) per unit from discontinued operations (basic and diluted)	$—	$(0.04)	$(0.27)

4. Concentration of Credit Risk and Trade Accounts Receivable

Our primary assets, which are strategically located in Alabama, Georgia, Louisiana, Mississippi, North Dakota, Tennessee, Texas and the Gulf of Mexico, provide critical infrastructure that links customers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets.  As a result of recent acquisitions and geographic diversification, we have reduced the concentration of trade receivable balances due from these customer groups, and reduced the concentration which may affect our overall credit risk. Our customers' historical financial and operating information is analyzed prior to extending credit. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. We record allowances for potentially uncollectible accounts receivable when necessary; however, for the years ended December 31, 2015, 2014 and 2013, no allowances or significant write-offs of accounts receivable were required.

The following table summarizes those customers who accounted for more than 10% of the Partnership's consolidated revenue for the each of the last three years:

	Years Ended December 31,
	2015	2014	2013
Customer A	10%	22%	28%
Customer B	—%	—%	13%
Customer C	—%	12%	12%
Customer D	—%	10%	10%
Other	90%	56%	37%
Total	100%	100%	100%

5. Other Current Assets

Other current assets consists of the following (in thousands):

	December 31,
	2015	2014
Prepaid insurance—current portion	$3,948	$4,162
Restricted cash	—	6,475
Other prepaid amounts	2,866	758
Other current assets	3,280	4,159
	$10,094	$15,554

Restricted cash of $6.5 million as of December 31, 2014 consisted of a cash-backed letter of credit related to Costar operations that the Partnership was contractually obligated to maintain after the Costar Acquisition. The Partnership was released from this obligation in January 2015. Other current assets primarily consist of natural gas imbalances and amounts due from related parties.

6. Derivatives

Commodity Derivatives

To minimize the effect of commodity price changes and maintain our cash flow and the economics of our development plans, we enter into commodity hedge contracts from time to time. The terms of the contracts depend on various factors, including management's view of future commodity prices, economics on purchased assets and future financial commitments. This hedging program is designed to mitigate the effect of commodity price declines while allowing us to participate in some commodity price upside. Management regularly monitors the commodity markets and financial commitments to determine if, when, and at what level commodity hedging is appropriate in accordance with policies that are established by the Board of Directors of our General Partner. Due to declining prices, we had not entered into commodity hedge contracts to hedge production in 2016 and beyond as of December 31, 2015.

From time to time, we enter into commodity contracts with multiple counterparties, and in some cases, may be required to post collateral with our counterparties in connection with our derivative positions. As of December 31, 2015, we had not posted collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place that permit us to offset our commodity derivative asset and liability positions with our counterparties. We did not designate any of our commodity derivatives as hedges for accounting purposes. As a result, our commodity derivatives are accounted for at fair value in our consolidated balance sheets with changes in fair value recognized currently in earnings.

Interest Rate Swap

To manage the impact of the interest rate risk associated with our Credit Agreement we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows. The notional amount of our interest rate swap that expired on August 1, 2015 was $100.0 million. The interest rate swap was entered into with a single counterparty and we were not required to post collateral. On March 2, 2016, we entered into interest rate swaps with a notional amount of $200.0 million that will expire in September 2019.

Weather Derivative

In the second quarters of 2015 and 2014, we entered into weather derivatives to mitigate the impact of potential unfavorable weather to our operations under which we could receive payments totaling up to $10.0 million in the event that a hurricane or hurricanes of certain strength pass through the area as identified in the derivative agreement. The weather derivatives are accounted for using the intrinsic value method, under which the fair value of the contract was zero and any amounts received are recognized as gains during the period received. The weather derivatives were entered into with a single counterparty and we were not required to post collateral.

We paid premiums of $0.9 million and $1.0 million in 2015 and 2014, respectively, which are recorded as current Risk management assets on the consolidated balance sheets and are amortized to Direct operating expenses on a straight-line basis over the term of the contract of 1 year. Unamortized amounts associated with weather derivatives were approximately $0.4 million and $0.4 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the value associated with our commodity derivatives, interest rate swap and weather derivative were recorded in our consolidated balance sheets, under the captions as follows (in thousands):

	Gross Risk Management Assets		Gross Risk Management Liabilities		Net Risk Management Assets (Liabilities)
Balance Sheet Classification	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Current	$365	$688	$—	$—	$365	$688
Noncurrent	—	—	—	—	—	—
Total assets	$365	$688	$—	$—	$365	$688

Current	$—	$—	$—	$(215)	$—	$(215)
Noncurrent	—	—	—	—	—	—
Total liabilities	$—	$—	$—	$(215)	$—	$(215)

For the years ended December 31, 2015, 2014 and 2013, the realized and unrealized gains (losses) associated with our commodity, interest rate and weather derivative instruments were recorded in our consolidated statements of operations, under the captions as follows (in thousands):

	Realized	Unrealized
2015
Gain (loss) on commodity derivatives, net	$1,610	$(286)
Interest expense	(240)	215
Direct operating expenses	(913)	—
Total	$457	$(71)
2014
Gain (loss) on commodity derivatives, net	$735	$356
Interest expense	(433)	239
Direct operating expenses	(1,035)	—
Total	$(733)	$595
2013
Gain (loss) on commodity derivatives, net	$1,069	$(1,041)
Interest expense	(207)	(454)
Direct operating expenses	(662)	—
Total	$200	$(1,495)

7. Fair Value Measurement

We believe the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

The recorded value of the amounts outstanding under the Credit Agreement approximates its fair value, as interest rates are variable, based on prevailing market rates and the short-term nature of borrowings and repayments under the Credit Agreement.

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

We have consistently applied these valuation techniques in all periods presented and believe we have obtained the most accurate information available for the types of derivatives contracts held. We will recognize transfers between levels at the end of the reporting period for which the transfer has occurred. There were no such transfers during 2015, 2014 or 2013.

Fair Value of Financial Instruments

The following table sets forth by level within the fair value hierarchy, our commodity derivative instruments and interest rate swap, included as part of Risk management assets and Risk management liabilities within the consolidated balance sheets, that were measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Carrying Amount	Estimated Fair Value of the Asset (Liability)
		Level 1	Level 2	Level 3	Total
Commodity derivative instruments, net
December 31, 2015	$—	$—	$—	$—	$—
December 31, 2014	286	—	286	—	286
Interest rate swap
December 31, 2015	$—	$—	$—	$—	$—
December 31, 2014	(215)	—	(215)	—	(215)

The unamortized portion of the premium paid to enter the weather derivative described in Note 6 "Derivatives," is included within Risk management assets on the consolidated balance sheets but is not included in the above table as it is recorded at amortized cost, not fair value.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, as of December 31, 2015 and 2014, were as follows (in thousands):

	Useful Life (in years)	December 31, 2015	December 31, 2014
Land	N/A	$5,282	$5,282
Construction in progress	N/A	46,045	77,550
Buildings and improvements	4 to 40	9,864	6,855
Processing and treating plants	8 to 40	97,784	80,837
Pipelines and compressors	3 to 40	554,400	476,997
Storage	20 to 40	58,394	38,151
Equipment	5 to 20	22,207	12,345
Total property, plant and equipment		793,976	698,017
Accumulated depreciation		(145,963)	(115,835)
Property, plant and equipment, net		$648,013	$582,182

Of the gross property, plant and equipment balances at December 31, 2015 and 2014, $111.9 million and $101.9 million, respectively, related to our FERC regulated interstate and intrastate assets.

Capitalized interest was $1.9 million, $0.8 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Depreciation expense was $31.9 million, $23.9 million and $25.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

2014 Impairments

During the fourth quarter of 2014, management noted the declining commodity markets and related impact on producers and shippers to whom we provide gathering and processing services. The decline in the market price of crude oil led to a corresponding decrease in natural gas and crude oil production impacting the volume of natural gas and NGLs we gather and process on certain assets. As a result, an asset impairment charge of $99.9 million was recorded in the three months ended December 31, 2014. These fair value measurements are based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates were based on i) present value of estimated EBITDA, ii) an assumed discount rate of 9.5%, and iii) the expected remaining useful life of the asset or asset group. See Note 3 "Discontinued Operations" for discussion related to additional impairments.

2013 Impairments

During 2013, management changed its commercial approach towards certain non-strategic gathering and processing assets. As a result, an asset impairment charge of $15.2 million was recorded in the three months ended June 30, 2013. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined by ASC 820. Primarily using the income approach, the fair value estimates were based on i) present value of estimated EBITDA, ii) an assumed discount rate of 10%, and iii) a decline in throughput volumes of 2.5% in 2013 and thereafter.

9. Goodwill and Intangible Assets, Net

Management performs an annual goodwill assessment at the reporting unit level. This annual goodwill assessment is based on fair value measurements that are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820. In its assessment, management primarily uses a discounted cash flow analysis, supplemented by a market approach analysis. Key assumptions in the analysis include the use of an appropriate discount rate, volume forecasts, storage utilization, terminal year multiples, and estimated future cash flows including an estimate of operating costs, and maintenance capital expenditures. In estimating cash flows, management incorporates current market information, as well as historical and other factors into the forecasted commodity prices and contracted rates used.

Management utilized the fair value approach described above in performing step one of its annual goodwill impairment test during the fourth quarter of 2015. As a result of our step one analysis, we determined that the estimated fair value of certain reporting units within our Gathering and Processing reportable segment were less than their respective carrying amounts, primarily due to changes in assumptions related to commodity prices, timing of estimated drilling by producers, and discount rates. The changes in the assumptions noted were adversely impacted by the continuing decline in market conditions within the energy sector.

The second step of the goodwill impairment test involves allocating the estimated fair value of each reporting unit among the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. The results of the hypothetical purchase price allocation indicated there was no fair value attributable to goodwill of the reporting units within our Gathering and Processing reportable segment. As a result, we recognized a Loss on impairment of goodwill of $118.6 million during the fourth quarter of 2015. The impairment consisted of $95.0 million and $23.6 million related to the Costar and Lavaca Acquisitions, respectively.

The carrying value of goodwill as of December 31, 2015 and 2014, was $16.3 million and $142.2 million, respectively. Goodwill as of December 31, 2015 related to our Terminal segment, while $125.9 million and $16.3 million related to our Gathering and Processing and Terminal segment, respectively, as of December 31, 2014.

The goodwill associated with our Terminal segment was obtained primarily as part of the Blackwater Acquisition described in Note 2 "Acquisitions and Divestitures".

Intangible assets, net, consists of customer contracts, relationships and dedicated acreage agreements identified as part of the Costar, Lavaca and Blackwater acquisitions. These intangible assets have definite lives and are subject to amortization on a straight-line basis over their economic lives, currently ranging from 10 years to 30 years. Intangible assets, net, consist of the following (in thousands):

	December 31,
	2015	2014
Gross carrying amount:
Customer contracts	$12,101	$12,101
Customer relationships	53,400	53,400
Dedicated acreage	53,350	53,350
	$118,851	$118,851
Accumulated amortization:
Customer contracts	$(12,101)	$(11,110)
Customer relationships	(3,124)	(553)
Dedicated acreage	(2,661)	(882)
	$(17,886)	$(12,545)
Net carrying amount:
Customer contracts	$—	$991
Customer relationships	50,276	52,847
Dedicated acreage	50,689	52,468
	$100,965	$106,306

For the years ended December 31, 2015, 2014 and 2013, amortization expense on our intangible assets totaled $5.3 million, $4.1 million and $3.7 million, respectively. Estimated amortization expense for each of the next five fiscal years (2016 – 2020) is approximately $4.3 million per year.

10. Investment in Unconsolidated Affiliates

The following table presents the activity in the Partnership's equity investments (in thousands):

	MPOG	Mesquite	Pinto/Delta House	Total
	66.7%	46%	12.9%
Balances at December 31, 2013	$—	$—	$—	$—
Initial investment	12,000	11,884	—	23,884
Earnings in unconsolidated affiliates	348	—	—	348
Distributions	(1,980)	—	—	(1,980)
Balances at December 31, 2014	$10,368	$11,884	$—	$22,252
Initial investment	—	—	65,703	65,703
Earnings in unconsolidated affiliates	731	—	7,470	8,201
Contributions	—	6,713	—	6,713
Distributions	(3,920)	—	(16,648)	(20,568)
Balances at December 31, 2015	$7,179	$18,597	$56,525	$82,301

The following tables present the summarized combined financial information for the Partnership's equity investments (amounts represent 100% of investee financial information):

	Years Ended December 31,
Balance Sheets:	2015	2014
Current assets	$2,086	$2,196
Non-current assets	288,617	62,635
Current liabilities	366	398
Non-current liabilities	23,617	22,307

	Years Ended December 31,
Income Statements:	2015	2014	2013
Total revenue	$37,724	$3,847	$—
Operating expense	3,375	1,722	—
Net income	29,437	510	—

The unconsolidated affiliates described above were each determined to be Variable Interest Entities ("VIE") due to disproportionate economic interests and decision making rights. In each case, the Partnership lacks the power to direct the activities that most significantly impact each unconsolidated affiliate's economic performance. As the Partnership does not hold a controlling financial interest in these affiliates, the Partnership accounts for its related investments using the equity method. The Partnership’s maximum exposure to loss related to each VIE is limited to its equity investment as presented on the consolidated balance sheet at December 31, 2015. In each case, the Partnership is not obligated to absorb losses greater than its proportional ownership percentages indicated above. In each case, the Partnership’s right to receive residual returns is not limited to any amount less than the proportional ownership percentages indicated above.

11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows (in thousands):

	December 31,
	2015	2014
Current portion of asset retirement obligation	$6,822	$—
Accrued capital expenditures	3,984	17,134
Accrued expenses	3,178	4,560
Due to related parties	3,894	659
Gas imbalances payable	413	1,055
Other	6,744	2,392
	$25,035	$25,800

12. Asset Retirement Obligations

The following table presents activity in the Partnership's asset retirement obligations (in thousands):

	Years Ended December 31,
	2015	2014
Beginning asset retirement obligation	$34,645	$34,636
Liabilities assumed	—	248
Expenditures	(91)	(1,030)
Accretion expense	817	791
Total ending asset retirement obligation	35,371	34,645
Less: current portion	6,822	—
Long-term asset retirement obligation	$28,549	$34,645

We are required to establish security against any potential secondary obligations relating to the abandonment of certain transmission assets that may be imposed on the previous owner by applicable regulatory authorities. As such, we have a restricted cash account maintained by a third party that amounted to $5.0 million as of December 31, 2015 and 2014, respectively, and is presented in Other assets, net in our consolidated balance sheets.

13. Debt Obligations

Our outstanding borrowings under the credit facility were (in thousands):

	December 31,
	2015	2014
Revolving credit facility	$525,100	$372,950
Other debt	2,338	2,908
Total debt	527,438	375,858
Less: current portion	2,338	2,908
Long-term debt	$525,100	$372,950

On September 14, 2014, the Partnership entered into the Amended and Restated Credit Agreement, which was amended by the First Amendment and Incremental Commitment Agreement dated as of September 18, 2015 (as amended, the "Credit Agreement"), which provides for maximum borrowings equal to $750.0 million, with the ability to further increase the borrowing capacity to $900.0 million subject to lender approval. We can elect to have loans under our Credit Agreement bear interest either at a Eurodollar-based rate, plus a margin ranging from 2.00% to 3.25% depending on our total leverage ratio then in effect, or a base rate which is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate," or (c) the Eurodollar Rate plus 1.00% plus a margin ranging from 1.00% to 2.25% depending on the total leverage ratio then in effect. We also pay a commitment fee of 0.50% per annum on the undrawn portion of the revolving loan under the Credit Agreement.

Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets. Advances made under the Credit Agreement are guaranteed on a senior unsecured basis by certain of our subsidiaries (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. The terms of the Credit Agreement include covenants that restrict our ability to make cash distributions and acquisitions in some circumstances. The remaining principal balance of loans and any accrued and unpaid interest will be due and payable in full on the maturity date, which is September 5, 2019.

The Credit Agreement contains certain financial covenants, including the requirement that our indebtedness not exceed 4.75 times adjusted consolidated EBITDA for the prior twelve month period adjusted in accordance with the Credit Agreement (except for the current and subsequent two quarters after the consummation of a permitted acquisition, at which time the covenant is increased to 5.25 times adjusted consolidated EBITDA) and a minimum interest coverage ratio test that requires our adjusted consolidated EBITDA to exceed consolidated interest charges by not less than 2.50 times. The financial covenants in our Credit Agreement may limit the amount available to us for borrowing to less than $750.0 million. In addition to the financial covenants described above, the Credit Agreement also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

For the years ended December 31, 2015, 2014 and 2013, the weighted average interest rate on borrowings under our Credit Agreement was approximately 3.67%, 3.80%, and 4.53%, respectively.

As of December 31, 2015, our consolidated total leverage was 4.56 and our interest coverage ratio was 8.56, which was in compliance with the consolidated total leverage ratio and interest coverage ratio tests in accordance with the financial covenants required in our Credit Agreement. At December 31, 2015 and 2014, letters of credit outstanding under the Credit Agreement were $1.8 million and $1.6 million, respectively. As of December 31, 2015, we had approximately $525.1 million of outstanding borrowings under our $750.0 million Credit Agreement.

As of December 31, 2015, we were in compliance with the covenants included in the Credit Agreement. Our ability to maintain compliance with the  leverage and interest coverage ratios included in the Credit Agreement may be subject to, among other things, the timing and success of initiatives we are pursuing, which may include expansion capital projects, acquisitions, or drop down transactions, as well as the associated financing for such initiatives.  If required, ArcLight Capital Partners, which controls the General Partner of the Partnership, has agreed to provide financial support for the Partnership to maintain compliance with the covenants contained in the Credit Agreement through December 31, 2016.

Other debt

As of December 31, 2015, other debt represents insurance premium financing in the original amount of $3.0 million bearing interest at 3.95% per annum, which is repayable in equal monthly installments of approximately $0.3 million through the third quarter of 2016.

14. Partners' Capital and Convertible Preferred Units

Our capital accounts are comprised of approximately 1.3% general partner interest and 98.7% limited partner interests as of December 31, 2015. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are non-voting limited partner interests held by our General Partner. Pursuant to our Partnership Agreement, our General Partner participates in losses and distributions based on its interest. The General Partner's participation in the allocation of losses and distributions are not limited and therefore, such participation can result in a deficit to its respective capital account. As such, allocation of losses and distributions for previous transactions between entities under common control have resulted in a deficit to the General Partner's capital account included in our consolidated balance sheets.

Prior to the conversion of the Series B Units into common units on February 1, 2016, our General Partner held and participated in the distribution on Series B Units with such distributions being made in cash or with paid-in-kind Series B Units at the election of the Partnership. The holders of Series B Units were entitled to vote along with the holders of Limited Partner common units prior to conversion.

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

Series A-1 Convertible Preferred Units

On April 15, 2013, the Partnership, our General Partner and AIM Midstream Holdings entered into agreements with HPIP, pursuant to which HPIP i) acquired 90% of our General Partner and all of our subordinated units from AIM Midstream Holdings and ii) contributed the High Point System and $15.0 million in cash to us in exchange for 5,142,857 Series A-1 Units issued by the Partnership as described in Note 2 "Acquisitions and Divestitures". Of the cash consideration paid by HPIP, approximately $2.5 million was used to pay certain transaction expenses of HPIP, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's former credit facility. As a result of these transactions, which were also consummated on April 15, 2013, HPIP acquired both control of our General Partner and a majority of our outstanding limited partnership interests. On April 15, 2013, our General Partner entered into the Third Amended & Restated Agreement of Limited Partnership (the "Third Amendment") of the Partnership providing for the creation and designation of the rights, preferences, terms and conditions of the Series A-1 Units.

The Series A-1 Units receive distributions prior to distributions to Partnership common unitholders. The distributions to the Series A-1 Unitholders are equal to the greater of $0.50 per unit or the declared distribution to common unitholders. The Series A-1 Units may be converted into common units on a one-to-one basis, subject to customary anti-dilutive adjustments, at the option of the unitholders on or any time after January 1, 2014.

As a result of the equity offering that closed on September 15, 2015, discussed below, the conversion price of the Series A Units were adjusted from $17.50 to $15.94 in accordance with the terms of the Partnership Agreement so that the holders of those units would maintain their ownership interest on an as-converted basis.

Upon any liquidation and winding up of the Partnership or the sale of substantially all of the assets of the Partnership, the holders of Series A-1 Units generally will be entitled to receive, in preference to the holders of any of the Partnership's other securities, an amount equal to the sum of $15.94 multiplied by the number of Series A-1 Units owned by such holders, plus all accrued but unpaid distributions on such Series A Units.

Prior to the consummation of any recapitalization, reorganization, consolidation, merger, spin-off or other business combination in which the holders of common units are to receive securities, cash or other assets (a "Partnership Event"), we are obligated to make an irrevocable written offer, subject to consummation of the Partnership Event, to each holder of Series A Units to redeem all (but not less than all) of such holder's Series A Units for a price per Series A Unit payable in cash equal to the greater of:

•	the sum of $15.94 and all accrued and accumulated but unpaid distributions for each Series A-1 Unit; or

•	an amount equal to the product of:
i) the number of common units into which each Series A-1 Unit is convertible; and
ii) the sum of:

(A) the cash consideration per common unit to be paid to the holders of common units pursuant to the Partnership Event, plus
(B) the fair market value per common unit of the securities or other assets to be distributed to the holders of the common units pursuant to the Partnership Event.

Upon receipt of such a redemption offer from us, each holder of Series A-1 Units may elect to receive such cash amount or a preferred security issued by the person surviving or resulting from such Partnership Event and containing provisions substantially equivalent to the provisions set forth in the Third Amendment with respect to the Series A-1 Units without material abridgement.
Except as provided in the Third Amendment, the Series A-1 Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class, with each Series A-1 Unit entitled to one vote for each common unit into which such Series A-1 Unit is convertible.

As conversion is at the option of the holder and redemption is contingent upon a future event which is outside the control of the Partnership, the Series A-1 Units have been classified as mezzanine equity in the consolidated balance sheets.

The Partnership executed the Fourth Amendment (the "Fourth Amendment") to the Partnership Agreement related to its outstanding Series A-1 Units which became effective July 24, 2014. As a result of the Fourth Amendment, distributions on Series A-1 Units will be made with paid-in-kind Series A-1 Units, cash or a combination thereof, at the discretion of the Board of Directors, which began with the distribution for the three months ended June 30, 2014 and will continue through the distribution for the quarter ended March 31, 2016. Prior to the Fourth Amendment, the Partnership was required to pay distributions on the Series A-1 Units with a combination of paid-in-kind units and cash.

Series A-2 Convertible Preferred Units

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued, in separate private placements, newly-designated Series A-2 Units (the “Series A-2 Units”) representing limited partnership interests in the Partnership. As a result, the Partnership issued a total of 2,571,430 Series A-2 Units for approximately $45.0 million in aggregate proceeds during the year ended December 31, 2015. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A-1 Units (together with the Series A-2 Units, the "Series A Units"), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the Board of Directors of our General Partner. To date, the Board of Directors of our General Partner has elected to pay Series A distributions using paid-in-kind Series A Units.

On July 27, 2015, we entered into the Fifth Amendment (the “Fifth Amendment”) to our Partnership Agreement. The Fifth Amendment grants us the right (the “Call Right”) to require the holders of the Series A-2 Units (the “Series A-2 Holders”) to sell, assign and transfer all or a portion of the then outstanding Series A-2 Units to us for a purchase price of $17.50 per Series A-2 Unit (subject to appropriate adjustment for any equity distribution, subdivision or combination of equity interests in the Partnership). We may exercise the Call Right at any time, in connection with our or our affiliate’s acquisition of assets or equity from ArcLightEnergy Partners Fund V, L.P., or one of its affiliates, for a purchase price in excess of $100 million. We may not exercise the Call Right with respect to any Series A-2 Units that a Series A-2 Holder has elected to convert into common units on or prior to the date we have provided notice of our intent to exercise the Call Right, and may not exercise the Call Right if doing so would result in a default under any of our or our affiliates’ financing agreements or obligations.

As a result of the equity offering that closed on September 15, 2015, discussed below, the conversion price of the Series A Units was adjusted to $15.94 in accordance with the terms of the Partnership Agreement so that the holders of those units would maintain their ownership interest on an as-converted basis.

Series B Units

Effective January 31, 2014, the Partnership created and issued 1,168,225 Series B Units to its General Partner in exchange for approximately $30.0 million. The Series B Units participate in distributions of the Board of Directors of our General Partner along with common units, with such distributions being made in cash distributions or with paid-in-kind Series B Units at the election of the Partnership. The Series B Units are entitled to vote along with common unitholders and such units will automatically convert to common units two years after the issuance date. Proceeds from the issuance of the Series B Units were used to partially fund the Lavaca Acquisition.

During 2014, the Board of Directors of our General Partner elected to pay the Series B distributions using paid-in-kind Series B Units. The number of paid-in-kind Series B Units is determined by the quotient of: i) the number of Series B Units outstanding at the record date multiplied by the distribution amount declared to common unit holders ("Series B Unit Distribution Amount"), and ii) the Series B Unit Distribution Amount divided by the original issue price of the Series B Units. The Partnership records the paid-in-kind Series B Units at fair value at the time of issuance. The fair value measurement uses our unit price as a significant input in the determination of the fair value and thus represents a Level 2 measurement as defined by ASC 820. For the year ended December 31, 2015, the Partnership issued 94,923 of paid-in-kind Series B Units with a fair value of $1.4 million. For the year ended December 31, 2014, the Partnership issued 86,461 of paid-in-kind Series B Units with a fair value of $2.2 million.

The Series B Units automatically converted to common units on February 1, 2016.

Equity Restructuring

Effective August 9, 2013, we executed an equity restructuring agreement ("Equity Restructuring") with our General Partner and HPIP. As part of the Equity Restructuring, the Partnership's 4,526,066 subordinated units and previous incentive distribution rights (the "former IDRs," all of which were owned by our General Partner, which is controlled by HPIP) were combined into and restructured as a new class of incentive distribution rights (the "new IDRs"). Upon the issuance of the new IDRs, the subordinated units and former IDRs were canceled. The new IDRs were allocated 85.02% to HPIP and 14.98% to our General Partner. The new IDRs entitle the holders of our incentive distribution rights to receive 48% of any quarterly cash distributions from available cash after the Partnership's common unitholders have received the full minimum quarterly distribution ($0.4125 per unit) for each quarter plus any arrearages from prior quarters. On February 5, 2014, further amendments were made as a result of a settlement such that:

•
HPIP and AIM Midstream Holdings amended the LLC Agreement to, among other things, amend the Sharing Percentages (as defined therein) such that HPIP's sharing percentage thereafter is 95% and AIM Midstream Holdings's Sharing Percentage is 5%;

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

Equity Offerings

On October 13, 2015, the Partnership and certain of its affiliates entered into an ATM Equity Offering Sales Agreement (the “Sales Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and SunTrust Robinson Humphrey, Inc (each, a "Sales Agent"). Pursuant to the Sales Agreement, the Partnership may issue and sell from time to time, through the Sales Agents, common units having an aggregate offering price of up to $100,000,000.

On September 10, 2015, the Partnership and certain of its affiliates entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the underwriters named therein, providing for the issuance and sale by the Partnership of 7,500,000 common units at a price to the public of $11.31 per common unit. The offering closed on September 15, 2015 and the Partnership used the net proceeds of approximately $81.0 million to fund a portion of the Delta House Investment. In connection with this offering, we completed the issuance of an additional 151,937 common units at a price of $11.31 per unit pursuant to the partial exercise of the underwriters' overallotment option on October 8, 2015 for net proceeds of approximately $1.7 million.

On October 14, 2014, the Partnership acquired Costar from Energy Spectrum Partners VI LP and Costar Midstream Energy, LLC which was funded, in part, with 6,900,000 of common units issued directly to Energy Spectrum and Costar Midstream Energy LLC, which are subject to customary lock-up provisions. In February 2016, the Partnership reached a settlement of certain indemnification claims with the Costar sellers whereby approximately 1,034,483 common units held in escrow were returned to the Partnership.

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

On January 29, 2014, the Partnership and certain of its affiliates entered into an underwriting agreement (the "Underwriting Agreement") with Barclays Capital Inc. and UBS Securities LLC (the "Underwriters"), providing for the issuance and sale by the Partnership, and the purchase by the Underwriters, of 3,400,000 common units representing limited partner interests in the Partnership at a price to the public of $26.75 per common unit. The Partnership used the net proceeds of $86.9 million to fund a portion of the Lavaca Acquisition.

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

General Partner Units

In connection with the equity offerings discussed above and to maintain its ownership percentage, we received proceeds of $1.9 million from our General Partner as consideration for the issuance of 143,517 additional notional general partner units for the year ended December 31, 2015 and proceeds of $5.7 million for the issuance of 206,810 additional notional general partner units for the year ended December 31, 2014. There were no such contributions in 2013.

Outstanding Units

The numbers of units outstanding were as follows (in thousands):

	December 31,
	2015	2014	2013
Series A convertible preferred units	9,210	5,745	5,279
Series B convertible units	1,350	1,255	—
Limited Partner common units	30,427	22,670	7,414
General Partner units	536	392	185

Distributions

We made cash distributions as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Series A convertible preferred units	$—	$2,658	$2,375
Limited Partner common units	46,597	22,656	8,207
Limited Partner subordinated units	—	—	5,073
General Partner units	1,187	333	284
General Partners' incentive distribution rights	5,602	2,362	181
	$53,386	$28,009	$16,120

On January 25, 2016, we announced that the Board of Directors of our General Partner declared a quarterly cash distribution of $0.4725 per unit for the fourth quarter ended December 31, 2015, or $1.89 per unit on an annualized basis. The cash distribution was paid on February 12, 2016, to unitholders of record as of the close of business on February 3, 2016. At December 31, 2015, we had accrued $4.4 million for the paid-in-kind Series A Units that were issued in February 2016.

The fair value of the paid-in-kind Series A Unit distributions for all years presented was determined primarily using the market and income approach utilizing significant inputs not observable in the market and thus represent a Level 3 measurement as defined by ASC 820. Primarily using the income approach the fair value estimates for all three years presented were based on i) present value of estimated future contracted distributions, ii) option values ranging from $0.07 per unit to $9.68 per unit using a Black-Scholes model, iii) assumed discount rates of 10.0%, and iv) assumed distribution growth rates of 1.0%.

For the year ended December 31, 2015, the Partnership issued 893,830 of paid-in-kind Series A Units and recorded accrued and paid-in-kind unitholder distributions for Series A Units with a fair value of $17.0 million. For the year ended December 31, 2014, the Partnership issued 466,638 of paid-in-kind Series A Units and recorded accrued and paid-in-kind unitholder distributions for Series A Units with a fair value of $13.2 million. For the year ended December 31, 2013, the Partnership issued 135,705 of paid-in-kind Series A Units and recorded accrued and paid-in-kind unitholder distributions for Series A Units with a fair value of $4.8 million.

15. Net Income (Loss) per Limited Partner Unit

Net income (loss) is allocated to the General Partner and the limited partners in accordance with their respective ownership percentages, after giving effect to distributions on Series A Units, declared distributions on the Series B Units, limited partner and to the General Partner units, including IDRs. Unvested unit-based payment awards that contain non-forfeitable rights to distributions (whether paid or unpaid) are classified as participating securities and are included in our computation of basic and diluted net income per limited partner unit. Basic and diluted net income (loss) per limited partner unit is calculated by dividing limited partners' interest in net income (loss) by the weighted average number of outstanding limited partner units during the period. We determined basic and diluted net income (loss) per limited partner unit as follows, (in thousands, except per unit amounts):

	Years Ended December 31,
	2015	2014	2013
Net income (loss) from continuing operations	$(127,375)	$(97,195)	$(30,993)
Net income (loss) attributable to noncontrolling interests	25	214	633
Net income (loss) from continuing operations attributable to the Partnership	(127,400)	(97,409)	(31,626)
Less:
Distributions on Series A preferred units	16,978	14,492	24,117
Declared distributions on Series B Units	1,373	2,220	—
General partner's distributions	6,790	2,694	464
General partner's share in undistributed loss	(2,569)	(1,820)	(1,708)
Blackwater net loss from continuing operations	—	—	(716)
Net income (loss) from continuing operations available to limited Partners	(149,972)	(114,995)	(53,783)
Net income (loss) from discontinued operations available to Limited Partners	(80)	(603)	(2,051)
Net income (loss) available to Limited Partners	$(150,052)	$(115,598)	$(55,834)

Weighted average number of units used in computation of Limited Partners' net income (loss) per unit (basic and diluted)	24,983	13,472	7,525

Limited Partners' net income (loss) from continuing operations per unit (basic and diluted)	$(6.00)	$(8.54)	$(7.15)
Limited Partners' net income (loss) from discontinued operations per unit (basic and diluted)	—	(0.04)	(0.27)
Limited Partners' net income (loss) per unit (basic and diluted)	$(6.00)	$(8.58)	$(7.42)

16. Long-Term Incentive Plan

Our General Partner manages our operations and activities and employs the personnel who provide support to our operations. On November 2, 2009, the Board of Directors of our General Partner adopted a long-term incentive plan for its employees, consultants and directors who perform services for it or its affiliates. On May 25, 2010, the Board of Directors of our General Partner adopted an Amended and Restated Long-Term Incentive Plan. On July 11, 2012, the Board of Directors of our General Partner adopted a Second Amended and Restated Long-Term Incentive Plan that effectively increased available awards by 871,750 units. On November 19, 2015, the Board of Directors of our General Partner approved the Third Amended and Restated Long-Term Incentive Plan, which, subject to unitholder approval, would increase the number of common units authorized for issuance by 6,000,000 common units. On February 11, 2016, the unitholders approved the Third Amended and Restated Long-Term Incentive Plan to increase the number of available awards by 6,000,000 common units. At December 31, 2015, 2014 and 2013, there were 15,484, 688,976 and 855,089 common units, respectively, available for future grant under the LTIP.

All such equity-based awards issued under the LTIP consist of phantom units, DERs or Option Grants. DERs and options have been granted on a limited basis. Future awards, such as options and DERs, may be granted at the discretion of the Compensation Committee and subject to the Board of Directors of our General Partner.

Phantom Unit Awards. Ownership in the awards is subject to forfeiture until the vesting date. The LTIP is administered by the Compensation Committee of the Board of Directors of our General Partner, which at its discretion, may elect to settle such vested phantom units with a number of units equivalent to the fair market value at the date of vesting in lieu of cash. Although our General Partner has the option to settle in cash upon the vesting of phantom units, our General Partner has not historically settled these awards in cash. Under the LTIP, grants issued typically vest in increments of 25% on each grant anniversary date and do not contain any vesting requirements other than continued employment.

In December 2015, the Board of Directors of our General Partner approved a grant of 200,000 phantom units under the LTIP which contains distribution equivalent rights based on the extent to which the Partnership’s Series A Preferred Unitholders receive distributions in cash and will vest in one lump sum installment on the three year anniversary of the date of grant, subject to acceleration in certain circumstances.

The following table summarizes our phantom unit-based awards, in units:

	Years Ended December 31,
	Units	Weighted-Average Exercise Price
Outstanding at beginning of period	201,132	$19.85
Granted	546,329	12.25
Forfeited	(31,298)	15.62
Vested	(146,404)	18.47
Outstanding at end of period	569,759	$13.15

The fair value of our phantom units, which are subject to equity classification, is based on the fair value of our units at the grant date. Compensation costs related to these phantom awards for the years ended December 31, 2015, 2014, and 2013 was $3.8 million, $1.5 million and $2.1 million, respectively, and are classified as Equity compensation expense in our consolidated statements of operations and the equity compensation expense in partners' capital on our consolidated balance sheets.

The total fair value of vesting units at the time of vesting was $2.6 million, $1.4 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The total compensation cost related to unvested phantom awards not yet recognized at December 31, 2015, 2014, and 2013 was $5.9 million, $3.1 million, and $0.9 million, respectively, and the weighted average period over which this cost is expected to be recognized as of December 31, 2015, is approximately 2.75 years years.

Performance and Service Condition Awards. In November 2015, the Board of Directors of our General Partner modified awards that introduced certain performance and service conditions that are probable, amounting to $2.0 million payable in a variable amount of phantom units awards at the time of grant. As such, these awards are accounted for as liability-based awards and equity-based compensation is to be accrued from the service-inception date through the estimated date of meeting both the performance and service conditions. Compensation costs related to these awards for the years ended December 31, 2015 was $0.5 million. Compensation cost related to unvested awards not yet recognized at December 31, 2015 was $1.5 million.

Option to Purchase Common Units. In December 2015, the Board of Directors of our General Partner approved the grant of an option to purchase 200,000 common units of the Partnership at an exercise price per unit equal to $7.50 (the “Option Grant”). The Option Grant will vest in one lump sum installment on January 1, 2019, subject to acceleration in certain circumstances, and will expire on March 15th of the calendar year following the calendar year in which it vests.

The fair value of each unit-based option award is estimated on the date of grant using a Black-Scholes pricing model that incorporates the assumptions noted in the following table.

Weighted average volatility	47.0%
Expected dividend yield	26.3%
Weighted average expected term (in years)	3.5
Weighted average risk-free rate	1.3%

Estimated expected volatilities were based upon historical volatility of our common units. The expected dividend yield was based on an annualized distribution divided by the closing unit price on the date of grant. The expected term was based on the midpoint between the date of vest and the date of expiration. The risk-free rate was based on the U.S. Treasury yield curve in effect on the date of grant.

Compensation costs related to these awards for the years ended December 31, 2015 was immaterial. Compensation cost related to unvested awards not yet recognized at December 31, 2015 was $0.1 million.

The following table summarizes our Option Grant awards, in units:

	Year Ended December 31, 2015
	Units	Weighted-Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	200,000	7.50
Forfeited	—	—
Vested	—	—
Outstanding at end of period	200,000	$7.50

17. Postretirement Benefits

One of the Partnership’s subsidiaries has a contributory postretirement benefit plan that provides medical, dental and life insurance benefits for qualified retirees. Plan obligations totaled $0.6 million and $0.7 million at December 31, 2015 and 2014, respectively, while plan assets totaled $1.8 million and $1.7 million as of those dates. Plan assets are invested primarily in fixed income securities. Net periodic benefit plan costs, which are included in Direct operating expenses in our consolidated statements of operations, are less than $(0.1) million for the years ended December 31, 2015, 2014 and 2013. The Partnership expects that annual benefit payments will be made from plan assets in the future and will be less than $0.1 million per year.

18. Income Taxes

With the exception of certain subsidiaries in our Terminals Segment, the Partnership is not subject to U.S. federal or state income taxes as such income taxes are generally borne by our unitholders through the allocation of our taxable income (loss) to them. The State of Texas does impose a franchise tax that is assessed on the portion of our taxable margin which is apportioned to Texas.

Our income tax (expense) benefit for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
Current income tax benefit (expense)	$—	$(10)	$—
Deferred income tax benefit (expense)	(1,134)	(547)	495

Effective income tax rate	0.9%	0.6%	1.6%

A reconciliation of our expected income tax (expense) benefit calculated at the U.S. federal statutory rate of 34% to our actual tax (expense) for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
Net loss before income tax benefit (expense)	$(126,241)	$(96,638)	$(31,488)
US Federal statutory tax rate	34%	34%	34%
Federal income tax benefit at statutory rate	42,922	32,857	10,706
Reconciling items:
Partnership loss not subject to income tax	(43,812)	(33,216)	(10,296)
Income not subject to corporate-level tax	—	—	222
State and local tax benefit (expense)	(103)	(159)	71
Other	(141)	(39)	(208)
Income tax benefit (expense)	$(1,134)	$(557)	$495

The Partnership’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are summarized below:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$7,570	$4,173
Other	493	213
Total deferred tax assets	8,063	4,386
Deferred tax liabilities:
Property, plant and equipment	13,889	9,112
Intangible assets	—	387
Total deferred tax liabilities	13,889	9,499
Deferred income tax liability, net	$(5,826)	$(5,113)

As of December 31, 2015, certain subsidiaries in our Terminals Segment had net operating losses for federal income tax purposes of approximately $19.3 million which begin to expire in 2028. The annual utilization of the federal net operating losses may be limited by changes in control of the subsidiaries which occurred in 2012 and 2013.

We recognize the tax benefits from uncertain tax positions if it is more likely than not that the position will be sustained on examination by the taxing authorities. As of December 31, 2015, we have not recognized tax benefits from uncertain tax positions.

The preparation of our income tax returns requires the use of management's estimates and interpretations which may be subjected to review by the respective taxing authorities and may result in an assessment of additional taxes, penalties and interest. Tax years subsequent to 2009 remain subject to examination by federal and state taxing authorities.

19. Commitments and Contingencies

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

Regulatory matters

On October 8, 2014, American Midstream (Midla), LLC ("Midla") reached an agreement in principle with its customers regarding the interstate pipeline that traverses Louisiana and Mississippi in order to provide continued service to its customers while addressing safety concerns with the existing pipeline.

On December 11, 2014, Midla filed a Stipulation and Agreement (the "Midla Agreement") which resolved all of the related outstanding issues.

On April 16, 2015, the FERC approved the Midla Agreement allowing Midla to retire the existing 1920s vintage pipeline and replace it with a new pipeline from Winnsboro, Louisiana to Natchez, Mississippi (the “Midla-Natchez Line”) to serve existing residential, commercial, and industrial customers. Under the Midla Agreement, customers not served by the new Midla-Natchez Line will be connected to other interstate or intrastate pipelines, other gas distribution systems, or offered conversion to propane service. On June 29, 2015, the Partnership filed with the FERC for authorization to construct the Midla-Natchez pipeline, which was approved on December 17, 2015. Construction is expected to commence in the first half of 2016 with service beginning in late 2016. Under the Midla Agreement, Midla plans to execute long-term agreements seeking to recover its investment in the Midla-Natchez Line.

Commitments and contractual obligations

Future non-cancelable commitments related to the following contractual obligations as of December 31, 2015, are presented below (in thousands):

	Operating leases and service contracts	Asset Retirement Obligation	Total
2016	$3,721	$6,822	$10,543
2017	2,286	—	2,286
2018	1,173	—	1,173
2019	1,345	—	1,345
2020	1,006	—	1,006
Thereafter	1,537	28,549	30,086
	$11,068	$35,371	$46,439

For the years ended December 31, 2015, 2014 and 2013, total expenses related to operating leases, land site leases and right-of-way agreements were $12.0 million, $5.8 million, and $1.1 million, respectively.

20. Related-Party Transactions

Employees of our General Partner are assigned to work for the Partnership or affiliates of our General Partner. Where directly attributable, the costs of all compensation, benefits expenses and employer expenses for these employees are charged directly by our General Partner to American Midstream, LLC, which, in turn, charges the appropriate subsidiary or affiliate. Our General Partner does not record any profit or margin for the administrative and operational services charged to us. During the years ended December 31, 2015, 2014, and 2013, administrative payroll and operational services expenses of $28.7 million, $22.6 million and $14.2 million, respectively, were charged to the Partnership by our General Partner.

For the years ended December 31, 2015 and 2014, our General Partner incurred approximately $1.5 million and $0.9 million, respectively, of costs related to business development compensation that were funded by the Partnership. There were no such costs for the year ended December 31, 2013. As of December 31, 2015, the Partnership has been reimbursed for these costs. For the years ended December 31, 2015, 2014 and 2013, our General Partner also incurred approximately less than $0.1 million, $0.1 million and $0.8 million of costs associated with other business development activities, respectively. If the business development activities result in a project that will be pursued and funded by the Partnership, we will reimburse our General Partner for the business development costs related to that project and record those costs in our consolidated statements of operations.

During the year ended December 31, 2015, the Partnership and an affiliate of HPIP entered into arrangements under which the affiliate reimbursed the Partnership for right-of-ways purchased on the affiliate's behalf for approximately $3.9 million. During the year ended December 31, 2015, the Partnership purchased certain equipment from an affiliate for $0.3 million.

During the second quarter of 2014, the Partnership and an affiliate of its General Partner entered into a Management Service Fee arrangement under which the affiliate pays a monthly fee to reimburse the Partnership for administrative expenses incurred on the affiliate's behalf. For the years ended December 31, 2015 and 2014, the Partnership recognized $1.4 million and $0.9 million, respectively, in management fee income that has been recorded as a reduction to Selling, general and administrative expenses.

As of December 31, 2015, the Partnership had $3.8 million due to our General Partner, which has been recorded in Accrued expenses and other current liabilities and relates primarily to compensation. This payable is generally settled on a quarterly basis. As of December 31, 2014, the Partnership had $0.7 million due to our General Partner and $0.8 million due from affiliates of our General Partner, which are recorded in Accrued expenses and other current liabilities and Other current assets, respectively.

Other Transactions with Affiliates

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, LLC (an affiliate of HPIP) pursuant to which the Partnership issued, in separate private placements, newly-designated Series A-2 Units (the “Series A-2 Units”) representing limited partnership interests in the Partnership. As a result, the Partnership issued a total of 2,571,430 Series A-2 Units for approximately $45.0 million in aggregate proceeds during the year ended December 31, 2015. See Note 14 "Partners' Capital and Convertible Preferred Units" for more information.

In April 2013, the High Point System, along with $15.0 million in cash, was contributed to us by HPIP in exchange for 5,142,857 Series A Units. Of the cash consideration paid by HPIP, approximately $2.5 million was used to pay certain transaction expenses of HPIP, and the remaining approximately $12.5 million was used to repay borrowings outstanding under the Partnership's former credit facility.

In January 2014, in connection with the acquisition of the Lavaca System, the Partnership issued 1,168,225 Series B Units to our General Partner. The net proceeds related to the issuance was $30.0 million.

In connection with the Blackwater Acquisition in December 2013, our General Partner contributed the net assets of Blackwater which were recorded at their historical book value of $22.7 million for consideration of $63.9 million, of which $27.7 million was accounted for as a cash distribution to the General Partner. The consideration also included 125,500 limited partner units which were accounted for as a non-cash distribution to the General Partner at a fair value of $3.1 million. See Note 2 "Acquisitions and Divestitures" for more information.

21. Reportable Segments

Our operations are located in the United States and are organized into three reportable segments: i) Gathering and Processing, ii) Transmission and iii) Terminals.

Gathering and Processing

Our Gathering and Processing segment provides "wellhead-to-market" services to producers of natural gas and crude oil, which include transporting raw natural gas from the wellhead through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, fractionating NGLs, and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems.

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

The following tables set forth our segment information for the periods indicated (in thousands):

	Year Ended December 31, 2015
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$173,597	$43,682	$17,755	$235,034
Gain (loss) on commodity derivatives, net	1,324	—	—	1,324
Total revenue	174,921	43,682	17,755	236,358
Operating expenses:
Purchases of natural gas, NGL's and condensate	97,580	8,303	—	105,883
Direct operating expenses	39,189	13,720	6,640	59,549
Selling, general and administrative expenses				27,232
Equity compensation expense				3,774
Depreciation, amortization and accretion expense				38,014
Total operating expenses				234,452
Gain (loss) on sale of assets, net				(3,011)
Loss on impairment of goodwill				(118,592)
Interest expense				(14,745)
Earnings in unconsolidated affiliates				8,201
Income tax (expense) benefit				(1,134)
Income (loss) from discontinued operations, net of tax				(80)
Net income (loss)				(127,455)
Less: Net income (loss) attributable to noncontrolling interests				25
Net income (loss) attributable to the Partnership				$(127,480)

Segment gross margin (a)	$76,865	$35,301	$11,115	$123,281

	Year Ended December 31, 2014
	Gathering and Processing	Transmission	Terminals	Total
Revenue	$203,616	$88,189	$15,504	$307,309
Gain (loss) on commodity derivatives, net	1,091	—	—	1,091
Total revenue	204,707	88,189	15,504	308,400
Operating expenses:
Purchases of natural gas, NGL's and condensate	152,690	45,262	—	197,952
Direct operating expenses	23,783	15,577	6,342	45,702
Selling, general and administrative expenses				23,103
Equity compensation expense				1,536
Depreciation, amortization and accretion expense				28,832
Total operating expenses				297,125
Gain (loss) on sale of assets, net				(122)
Loss on impairment of property, plant and equipment				(99,892)
Interest expense				(7,577)
Other income (expense)				(670)
Earnings in unconsolidated affiliates				348
Income tax (expense) benefit				(557)
Income (loss) from discontinued operations, net of tax				(611)
Net income (loss)				(97,806)
Less: Net income (loss) attributable to noncontrolling interests				214
Net income (loss) attributable to the Partnership				$(98,020)

Segment gross margin (a)	$50,817	$42,828	$9,162	$102,807

	Year Ended December 31, 2013
	Gathering and Processing	Transmission	Terminals (b)	Total
Revenue	$205,179	$79,041	$9,831	$294,051
Gain (loss) on commodity derivatives, net	28	—	—	28
Total revenue	205,207	79,041	9,831	294,079
Operating expenses:
Purchases of natural gas, NGL's and condensate	168,574	46,479	—	215,053
Direct operating expenses	14,574	13,259	4,403	32,236
Selling, general and administrative expenses				19,079
Equity compensation expense				2,094
Depreciation, amortization and accretion expense				30,002
Total operating expenses				298,464
Gain (loss) on involuntary conversion of property, plant and equipment				343
Loss on impairment of property, plant and equipment				(18,155)
Interest expense				(9,291)
Income tax (expense) benefit				495
Income (loss) from discontinued operations, net of tax				(2,413)
Net income (loss)				(33,406)
Less: Net income (loss) attributable to noncontrolling interests				633
Net income (loss) attributable to the Partnership				$(34,039)

Segment gross margin (a)	$36,985	$32,408	$5,428	$74,821

	December 31,
	2015	2014
Segment assets:
Gathering and Processing	$572,824	$686,395
Transmission	133,870	132,767
Terminals	84,449	68,094
Other (c)	100,153	26,302
Total assets	$891,296	$913,558

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

The following table summarizes the percentage of revenue earned from those customers in each segment that exceed 10% of the Partnership's consolidated segment's revenue for the each of the periods presented below:

	Years Ended December 31,
	2015	2014	2013
Gathering and Processing:
Customer A	12%	33%	43%
Customer B	—%	12%	19%
Customer J	12%	—%	—%
Other	76%	55%	38%
Total	100%	100%	100%
Transmission:
Customer C	—%	43%	39%
Customer D	16%	16%	16%
Customer K	19%	—%	—%
Other	65%	41%	45%
Total	100%	100%	100%
Terminals:
Customer F	13%	19%	20%
Customer B	13%	20%	17%
Customer G	21%	15%	16%
Customer H	—%	11%	13%
Customer I	13%	—%	—%
Other	40%	35%	34%
Total	100%	100%	100%

22. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2015 and 2014 are as follows (in thousands, except per unit amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)
Year Ended December 31, 2015
Total revenues	$64,609	$67,509	$55,641	$48,599
Gross margin (a)	33,776	32,304	29,134	28,067
Operating income (loss)	3,434	1,867	(1,523)	(123,475)
Net income (loss) from continuing operations	835	(2,002)	(4,574)	(121,634)
Income (loss) from discontinued operations, net of tax	5	(31)	(53)	(1)
Net income (loss) attributable to noncontrolling interest	14	32	34	(55)
Net income (loss) attributable to the Partnership	826	(2,065)	(4,661)	(121,580)
General Partner's Interest in net income (loss)	10	(25)	(60)	(1,570)
Limited Partners' Interest in net income (loss)	$816	$(2,040)	$(4,601)	$(120,010)

Limited Partners' income (loss) per unit:
Income (loss) from continuing operations	$(0.19)	$(0.35)	$(0.48)	$(4.16)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	$(0.19)	$(0.35)	$(0.48)	$(4.16)
Year Ended December 31, 2014
Total revenues	$80,238	$77,680	$70,305	$80,177
Gross margin (a)	23,081	22,167	21,332	36,227
Operating income (loss)	2,450	734	(290)	(91,633)
Net income (loss) from continuing operations	558	(1,095)	(2,397)	(94,261)
Income (loss) from discontinued operations, net of tax	(50)	(506)	(26)	(29)
Net income (loss) attributable to noncontrolling interest	108	66	33	7
Net income (loss) attributable to the Partnership	400	(1,667)	(2,456)	(94,297)
General Partner's Interest in net income (loss)	7	(22)	(32)	(1,232)
Limited Partners' Interest in net income (loss)	$393	$(1,645)	$(2,424)	$(93,065)

Limited Partners' income (loss) per unit:
Income (loss) from continuing operations	$(0.31)	$(0.55)	$(0.58)	$(4.98)
Income (loss) from discontinued operations	(0.01)	(0.04)	—	—
Net income (loss)	$(0.32)	$(0.59)	$(0.58)	$(4.98)

(a)
For a definition of gross margin and a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP and a discussion of how we use gross margin to evaluate our operating performance, please read Item 7. "Management's Discussion and Analysis, How We Evaluate Our Operations."

(b)
In the fourth quarter of 2015, we recognized a Loss on impairment of goodwill of $118.6 million. In the fourth quarter of 2014, we recognized a Loss on impairment of property, plant and equipment of $99.9 million.