Form 10-Q/A
period 2017-09-30
American Midstream Partners, LP
filed 2017-12-12
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

American Midstream Partners, LP (“AMID”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2017 (the “Original Form 10-Q”). This Amendment is being filed to amend and restate in its entirety Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Original Form 10-Q. The Original Form 10-Q contained an inadvertent error in the calculation of the non-GAAP supplemental financial measure Adjusted EBITDA, which requires revisions to such measure and the reconciliation to the most directly comparable GAAP measure included in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated financial statements of AMID included in Part I. Item 1. Financial Statements of the Original Form 10-Q were not impacted. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q other than to correct the error described above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and AMID’s other filings with the SEC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto filed in AMID's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, which was filed with the Securities and Exchange Commission ("SEC") on November 9, 2017 (the "Original Form 10-Q" or "Quarterly Report") and the audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K dated December 6, 2017 (the "Recast Form 8-K”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under the caption “Forward-Looking Statements.”

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and additional risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Part II, Item 1A of this Quarterly Report under the caption “Risk Factors”, Part I, Item 1A of our Annual Report, as filed with the SEC on March 28, 2017, under the caption “Risk Factors” and elsewhere in the Quarterly Report. The forward-looking statements in this report speak as of the filing date of this report. Except as may be required by applicable securities laws, we undertake no obligation to publicly update or advise of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

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

•
Adjusted EBITDA increased to $42.4 million, or an increase of 2.9% as compared to the same period in 2016, primarily due to support from our General Partner for cost reimbursement, partially offset by lower distributions from our unconsolidated affiliates; and

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

Gross margin earned under fee-based and fixed-margin arrangements is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. However, a sustained decline in commodity prices could result in a decline in throughput volumes from producers and, thus, a decrease in our fee-based and fixed-margin gross margin. These arrangements provide stable cash flows, but upside in higher commodity-price environments is limited to an increase in throughput volumes from producers. Under our typical POP arrangement, our gross margin is directly impacted by the commodity prices we realize on our share of natural gas and NGLs received as compensation for processing raw natural gas. However, our POP arrangements often contain a fee-based component, which helps to mitigate the degree of commodity-price volatility we could experience under these arrangements. We further seek to mitigate our exposure to commodity price risk through our hedging program. See the information set forth in Part I, Item 3 of the Quarterly Report under the caption “ — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”

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

We define Adjusted EBITDA as net income (loss) attributable to the Partnership, plus depreciation, amortization and accretion expense, interest expense, debt issuance costs, unrealized losses on derivatives, non-cash charges such as non-cash equity compensation expense, and charges that are unusual such as transaction expenses primarily associated with our acquisitions (such as JPE, Viosca Knoll, Delta House and Panther), income tax expense, distributions from unconsolidated affiliates and general partner’s contribution, less earnings in unconsolidated affiliates, gains (losses) that are unusual such as gain on revaluation of equity interest and gain on sale of the Propane Business, other, net, and gain on sale of assets, net.

We have changed our definition of Adjusted EBITDA to include the Adjusted EBITDA of our discontinued operations as we believe the impact to our operating results of our discontinued operations should be reflected in our Adjusted EBITDA for the historical periods we owned the businesses. We believe including the impact of our discontinued operations for the periods in which the businesses were owned is more meaningful to our investors and more reflective of the Partnership’s actual  performance. In connection with filing our Report on Form 10-Q for the quarter ended September 30, 2017, we had reported our Adjusted EBITDA without the Adjusted EBITDA of our discontinued operations.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reconciliation of Net income (loss) attributable to the Partnership to Adjusted EBITDA:
Net income (loss) attributable to the Partnership	$55,881	$(9,039)	$(3,467)	$(30,074)
Add:
Depreciation, amortization and accretion expense	26,685	22,668	78,173	65,937
Interest expense	14,959	5,014	43,769	22,395
Debt issuance costs paid	119	2,512	2,235	3,987
Unrealized losses (gains) on derivatives, net	325	(3,175)	2,288	2,431
Non-cash equity compensation expense	835	1,234	6,067	4,285
Transaction expenses	10,470	4,983	31,155	9,145
Income tax expense	731	401	2,611	1,839
Distributions from unconsolidated affiliates	20,582	22,720	58,976	62,797
General Partner contribution for cost reimbursement	9,870	—	34,614	5,000
Deduct:
Earnings in unconsolidated affiliates	16,827	10,468	49,781	29,513
Gain on revaluation of equity interest	32,383	—	32,383	—
Other income	86	389	241	342
OPEB plan net periodic benefit	5	20	16	13
Gain (loss) on sale of assets, net	4,061	(36)	4,064	(297)
Net impact of discontinued operations (1)	(44,745)	4,690	(36,247)	13,660
Adjusted EBITDA	$42,350	$41,167	$133,689	$131,831
_______________________
(1) Amounts primarily represent adjustments related to depreciation, amortization and accretion, unrealized (gain) loss on derivatives, (gain) loss on asset sales, transaction expenses and gain on sale of Propane Business.
General Trends and Outlook

We expect our business to continue to be affected by the key trends discussed in the Recast Form 8-K/A, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook.”

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

For the three and nine months ended September 30, 2017, Adjusted EBITDA increased $1.2 million, or 2.9%, and $1.9 million, or 1.4%, compared to the same periods in 2016, respectively. The increase is primarily related to support from our General Partner for cost reimbursement and partially offset by lower distributions from our unconsolidated affiliates.

We distributed $21.3 million to holders of our common units, or $0.4125 per common unit, during the three months ended September 30, 2017, and $67.6 million, or $1.2375 per common unit, during the nine months ended September 30, 2017.

The results of operations by segment are discussed in further detail following this overview (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Statement of Operations Data:
Revenue:
Commodity sales	$124,052	$119,194	$372,049	$304,084
Services	38,835	40,385	116,382	110,998
Gain (loss) on commodity derivatives, net	(597)	324	(33)	(1,929)
Total revenue	162,290	159,903	488,398	413,153
Operating expenses:
Costs of sales	112,398	107,249	342,886	270,712
Direct operating expenses	20,705	17,571	56,819	53,872
Corporate expenses	27,083	22,103	84,570	60,945
Depreciation, amortization and accretion	26,781	22,668	78,834	65,937
Total operating expenses	186,967	169,591	563,109	451,466
(Gain) loss on sale of assets, net	(4,061)	36	(4,064)	297
Operating loss	(20,616)	(9,724)	(70,647)	(38,610)
Other income (expense), net
Interest expense	(17,759)	(5,830)	(51,037)	(24,723)
Other income (expense)	34,085	(1)	32,248	245
Earnings in unconsolidated affiliates	16,827	10,468	49,781	29,513
Income (loss) from continuing operations before income taxes	12,537	(5,087)	(39,655)	(33,575)
Income tax expense	(731)	(401)	(2,611)	(1,839)
Income (loss) from continuing operations	11,806	(5,488)	(42,266)	(35,414)
Income (loss) from discontinued operations, including net gain on disposition of $46.5 million (Note 4)	44,696	(2,310)	42,185	7,532
Net income (loss)	56,502	(7,798)	(81)	(27,882)
Less: Net income attributable to noncontrolling interests	621	1,241	3,386	2,192
Net income (loss) attributable to the Partnership	$55,881	$(9,039)	$(3,467)	$(30,074)
Other Financial Data:
Total segment gross margin (1)	$63,746	$58,793	$186,145	$164,237
Adjusted EBITDA (1)	$42,350	$41,167	$133,689	$131,831
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
Changes in natural gas, crude oil, NGL and condensate prices and the terms of our contracts may have a direct impact on our generation and use of cash from operations due to their impact on net income (loss), along with the resulting changes in working capital. In the past, we mitigated a portion of our anticipated commodity price risk associated with the volumes from our gathering and processing activities with fixed price commodity swaps. For additional information regarding our derivative activities, see the information provided under Part II, Item 7A of our 2016 Annual Report on Form 10-K, under the caption, “Quantitative and Qualitative Disclosures about Market Risk” and Part I, Item 3 of the Quarterly Report under the caption “Quantitative and Qualitative Disclosures about Market Risk”.

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

As of September 30, 2017, our consolidated total leverage ratio was 4.68 and our interest coverage ratio was 4.41, which were both in compliance with the related requirements of our Credit Agreement. Our ability to maintain compliance with the leverage and interest coverage ratios included in the Credit Agreement may be subject to, among other things, the timing and success of initiatives we are pursuing, which may include expansion capital projects, acquisitions, or drop down transactions, as well as the associated financing for such initiatives. See Note 13 - Debt Obligations to our condensed consolidated financial statements included in Item 1 of Part I of the Quarterly Report for further discussion of the Credit Agreement.

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

The 8.50% Senior Notes will mature on December 15, 2021 with interest payable in cash semi-annually in arrears on June 15 and December 15, commencing June 15, 2017. See Note 13 - Debt Obligations to our unaudited condensed consolidated financial statements included in Item 1 of Part I of the Quarterly Report for further discussion of the 8.50% Senior Notes.

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

Net proceeds from the 3.77% Senior Notes are restricted and have been be used (1) to fund project costs incurred in connection with (a) the construction of the Midla-Natchez Line (b) the retirement of Midla’s existing 1920’s vintage pipeline (c) the move of our Baton Rouge operations to the MLGT system (d) the reconfiguration of the DeSiard compression system and all related ancillary facilities, (2) to pay transaction fees and expenses in connection with the issuance of the 3.77% Senior Notes, and (3) for other general corporate purposes of Midla Financing. See Note 13 - Debt Obligations to our unaudited condensed consolidated financial statements included in Item 1 of Part I of the Quarterly Report on further discussion of the 3.77% Senior Notes.

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

Recent Accounting Pronouncements

For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, refer to Note 2 - New Accounting Pronouncements in Part I, Item 1 of the Quarterly Report, which is incorporated herein by reference.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of Lynn L. Bourdon III, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP.
31.2*	Certification of Eric T. Kalamaras, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 12, 2017

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC, its General Partner

By:	/s/ Lynn L. Bourdon III
Lynn L. Bourdon III
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric T. Kalamaras
Eric T. Kalamaras
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)