Form 10-Q
period 2018-06-30
American Midstream Partners, LP
filed 2018-08-14
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number: 001-35257

 AMERICAN MIDSTREAM PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	27-0855785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2103 CityWest Boulevard
Building #4, Suite 800
Houston, TX 77042	(346) 241-3400
(Address of principal executive offices) (zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
There were 52,981,070 common units, 11,009,729 Series A Units, and 9,241,642 Series C Units of American Midstream Partners, LP outstanding as of August 6, 2018. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

Glossary of Terms

The following is a list of terms used throughout this report:

Bbl         Barrels: 42 U.S. gallons measured at 60 degrees Fahrenheit.

Bbl/d        Barrels per day.

Btu	British thermal unit; a measurement of energy.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, In thousands)

	June 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$17,037	$8,782
Restricted cash	24,541	20,352
Accounts receivable, net of allowance for doubtful accounts of $372 and $225 as of June 30, 2018 and December 31, 2017, respectively	88,352	98,132
Inventory	2,661	2,966
Other current assets	30,570	23,420
Total current assets	163,161	153,652
Property, plant and equipment, net	992,659	1,095,585
Goodwill	51,723	128,866
Restricted cash-long term	5,058	5,045
Intangible assets, net	139,083	174,010
Investments in unconsolidated affiliates	331,530	348,434
Other assets, net	27,984	17,874
Assets held for sale	230,129	—
Total assets	$1,941,327	$1,923,466
Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$53,093	$41,102
Accrued gas and crude oil purchases	15,862	19,986
Accrued expenses and other current liabilities	67,395	68,854
Current portion of long-term debt	3,624	7,551
Total current liabilities	139,974	137,493
Asset retirement obligations	67,358	66,194
Other long-term liabilities	15,426	2,080
Long-term debt	1,278,062	1,201,456
Deferred tax liability	8,628	8,123
Liabilities held for sale	2,237	—
Total liabilities	1,511,685	1,415,346
Commitments and contingencies (Note 18)
Convertible preferred units	317,180	317,180
Equity and partners’ capital
General Partner interests (965 and 965 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	(76,307)	(96,552)
Limited Partner interests (52,972 and 52,711 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	175,003	273,703
Accumulated other comprehensive income	23	28
Total partners’ capital	98,719	177,179
Noncontrolling interests	13,743	13,761
Total equity and partners’ capital	112,462	190,940
Total liabilities, equity and partners’ capital	$1,941,327	$1,923,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Commodity sales	$164,737	$124,476	$323,599	$247,997
Services	55,835	37,355	102,741	77,547
(Loss)/Gain on commodity derivatives, net	(355)	199	(296)	564
Total revenue	220,217	162,030	426,044	326,108
Operating expenses:
Costs of sales	161,508	115,020	311,674	230,488
Direct operating expenses	21,742	18,709	45,189	36,114
Corporate expenses	23,372	27,374	46,064	57,487
Depreciation, amortization and accretion	21,236	26,483	43,234	52,053
Loss/(Gain) on sale of assets, net	—	18	(95)	(3)
Total operating expenses	227,858	187,604	446,066	376,139
Operating loss	(7,641)	(25,574)	(20,022)	(50,031)
Other income (expense), net
Interest expense, net of capitalized interest	(19,691)	(17,122)	(33,567)	(35,078)
Other income (expense), net	169	—	191	(37)
Earnings in unconsolidated affiliates	10,446	17,552	23,119	32,954
Loss from continuing operations before income taxes	(16,717)	(25,144)	(30,279)	(52,192)
Income tax expense	(557)	(757)	(837)	(1,880)
Loss from continuing operations	(17,274)	(25,901)	(31,116)	(54,072)
Loss from discontinued operations	—	(1,801)	—	(2,511)
Net loss	(17,274)	(27,702)	(31,116)	(56,583)
Less: Net income attributable to noncontrolling interests	13	1,462	57	2,765
Net loss attributable to the Partnership	$(17,287)	$(29,164)	$(31,173)	$(59,348)

General Partner’s interest in net loss	$(225)	$(375)	$(405)	$(795)
Limited Partners’ interest in net loss	$(17,062)	$(28,789)	$(30,768)	$(58,553)

Distribution declared per common unit (Note 15)	$0.1031	$0.4125	$0.5156	$0.8250
Limited Partners’ net loss per common unit:
Basic and diluted:
Loss from continuing operations	$(0.48)	$(0.69)	$(0.89)	$(1.41)
Loss from discontinued operations	—	(0.03)	—	(0.05)
Net loss per common unit	$(0.48)	$(0.72)	$(0.89)	$(1.46)

Weighted average number of common units outstanding:
Basic and diluted	52,969	51,870	52,869	51,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(17,274)	$(27,702)	$(31,116)	$(56,583)
Unrealized gain (loss) related to postretirement benefit plan	11	24	(5)	42
Comprehensive loss	(17,263)	(27,678)	(31,121)	(56,541)
Less: Comprehensive income attributable to noncontrolling interests	13	1,462	57	2,765
Comprehensive loss attributable to the Partnership	$(17,276)	$(29,140)	$(31,178)	$(59,306)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Equity and Partners’ Capital
(Unaudited, in thousands)

	General Partner Interests	Limited Partner Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non controlling Interests	Total Equity and Partners’ Capital
Balances at December 31, 2016	$(47,645)	$616,087	$(40)	$568,402	$16,755	$585,157
Net (loss) income	(795)	(58,553)	—	(59,348)	2,765	(56,583)
Contributions	23,130	4,000	—	27,130	—	27,130
Distributions	(594)	(63,574)	—	(64,168)	—	(64,168)
Contributions from NCI owners	—	—	—	—	296	296
Distributions to NCI owners	—	—	—	—	(1,795)	(1,795)
LTIP vesting	(4,633)	4,633	—	—	—	—
Tax netting repurchase	—	(1,642)	—	(1,642)	—	(1,642)
Equity compensation expense	3,873	1,360	—	5,233	—	5,233
Post-retirement benefit plan	—	—	42	42	—	42
Balances at June 30, 2017	$(26,664)	$502,311	$2	$475,649	$18,021	$493,670

Balances at December 31, 2017	$(96,552)	$273,703	$28	$177,179	$13,761	$190,940
Cumulative effect of accounting change (Note 3)	(139)	(10,552)	—	(10,691)	—	(10,691)
Net (loss) income	(405)	(30,768)	—	(31,173)	57	(31,116)
Contributions	23,264	—	—	23,264	—	23,264
Distributions	(795)	(60,088)	—	(60,883)	—	(60,883)
Distributions to NCI owners	—	—	—	—	(75)	(75)
Distribution for acquisition of Trans-Union	(38)	—	—	(38)	—	(38)
LTIP vesting	(3,836)	3,836	—	—	—	—
Tax netting repurchase	—	(1,128)	—	(1,128)	—	(1,128)
Equity compensation expense	2,194	—	—	2,194	—	2,194
Post-retirement benefit plan	—	—	(5)	(5)	—	(5)
Balances at June 30, 2018	$(76,307)	$175,003	$23	$98,719	$13,743	$112,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(31,116)	$(56,583)
Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Depreciation, amortization and accretion	43,234	59,521
Amortization of debt issuance costs	2,649	2,456
Amortization of weather derivative premium	550	475
Unrealized (gain) loss on derivatives contracts, net	(5,851)	3,020
Non-cash compensation expense	2,194	5,233
Gain on sale of assets, net	(95)	(176)
Corporate overhead support	—	4,000
Other non-cash items	(22)	1,906
Earnings in unconsolidated affiliates	(23,119)	(32,954)
Distributions from unconsolidated affiliates	21,404	32,954
Deferred tax expense	505	1,250
Bad debt expense	406	515
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,019	8,761
Inventory	(519)	(1,738)
Risk management assets and liabilities	(989)	(1,157)
Other current assets	(4,640)	(6,447)
Other assets, net	(3,565)	147
Accounts payable	13,858	(12,069)
Accrued gas and crude oil purchases	(4,052)	6,320
Accrued expenses and other current liabilities	(6,903)	13,216
Asset retirement obligations	(7)	(45)
Other liabilities	19	(247)
Net cash provided by operating activities	8,960	28,358

Cash flows from investing activities
Acquisitions, net of cash acquired and settlements	—	(32,000)
Contributions to unconsolidated affiliates	(2,946)	—
Additions to property, plant and equipment and other	(56,533)	(44,039)
Proceeds from disposals of property, plant and equipment	8	121
Insurance proceeds from involuntary conversion of property, plant and equipment	—	150
Distributions from unconsolidated affiliates, return of capital	23,150	5,440
Net cash used in investing activities	(36,321)	(70,328)

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from financing activities
Contributions	23,264	23,130
Distributions	(52,529)	(60,494)
Contribution from noncontrolling interest owners	—	296
Distributions to noncontrolling interests owners	(75)	(1,795)
LTIP tax netting unit repurchase	(1,128)	(1,642)
Payment of debt issuance costs	(2,742)	(2,116)
Payment of long-term debt	(644)	(1,078)
Payment of 3.97% Senior Notes	(878)	—
Payments of other debt	(4,316)	(3,447)
Payments of credit agreement	(187,200)	(383,908)
Borrowings on credit agreement	265,600	173,700
Other	830	—
Net cash provided by (used in) financing activities	40,182	(257,354)

Net increase (decrease) in cash, cash equivalents, and restricted cash	12,821	(299,324)
Cash, cash equivalents, and restricted cash, beginning of period	34,179	329,230
Cash, cash equivalents, and restricted cash, end of period	$47,000	$29,906

Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$8,782	$5,666
Restricted cash - current	20,352	—
Restricted cash - non-current	5,045	323,564
Total cash, cash equivalents, and restricted cash, beginning of period	$34,179	$329,230

Cash, cash equivalents and restricted cash, end of period
Cash and cash equivalents	$17,037	$5,903
Cash included in assets held for sale	364	—
Restricted cash - current	24,541	18,965
Restricted cash - non-current	5,058	5,038
Total cash, cash equivalents and restricted cash, end of period	$47,000	$29,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1) Organization and Basis of Presentation

Organization

American Midstream Partners, LP (together with its consolidated subsidiaries, the “Partnership”, “we”, “us”, or “our”) is a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. The Partnership’s general partner, American Midstream GP, LLC (the “General Partner”), is 77.0% directly owned by High Point Infrastructure Partners, LLC (“HPIP”) and 23.0% indirectly owned by Magnolia Infrastructure Holdings, LLC (“Magnolia”), both of which are affiliates of ArcLight Capital Partners, LLC (“ArcLight”). Our capital accounts consist of notional General Partner units and units representing limited partner interests.

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

Basis of presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2018 (the “2017 Form 10-K”).

On April 15, 2013, ArcLight affiliates obtained control of our General Partner. We account for transactions between entities under common control at the affiliate's historical costs. For those transactions, our historical financial statements will be revised to include the results attributable to the assets acquired as if they were acquired on April 15, 2013 or the date the ArcLight affiliates obtained control of the assets or business acquired.

(2) Recent Accounting Pronouncements and Critical Accounting Policies

Standards Adopted in 2018

Revenue from Contracts with Customers (Topic 606) - In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to revenue recognition which supersedes most of the existing revenue recognition requirements in GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. It also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, reporting gross versus net revenue and narrow-scope revisions and practical expedients.
We adopted the new standard on January 1, 2018 (the “initial application” date):

•	using the modified retrospective application, with no restatement of the comparative periods presented and a cumulative effect adjustment to retained earnings as of the date of adoption; and

•	disclosing the impact of the new standard in our Condensed Consolidated Financial Statements included in this report.

Our revenue is derived from the provision of gathering, processing, transportation, terminalling and storage services and the sale of commodities primarily to marketers and brokers, refiners and chemical manufacturers, utilities and power generation customers,

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

industrial users, and local distribution companies. Beginning on January 1, 2018, we account for revenue from contracts with customers in accordance with Topic 606. The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided at a point in time or over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Commodity Sales - For the majority of our commodity sales contracts: (i) each unit of product is a separate performance obligation, since our promise is to sell multiple distinct units of product at a point in time; (ii) the transaction price principally consists of variable consideration, which is determinable on commodity index prices for the volume of the product sold to the customer that month; and (iii) the transaction price is allocated to each performance obligation based on the product’s standalone selling price. Revenues from sales of commodities are recognized at the point in time when control of the commodity transfers to the customer, which generally occurs upon delivery of the product to the customer or its designee. Payment is generally received from the customer in the month following delivery. Contracts with customers have varying terms, including spot sales, month-to-month contracts and multi-year agreements.
In our Liquid Pipelines and Services segment, we enter into purchase and sales contracts as well as buy/sell contracts with counterparties, under which we gather and transport different types of crude oil and eventually sell the crude oil to either the same counterparty or different counterparties. For each of these arrangements, the Partnership assesses if control of the underlying commodity volumes transfer to the Partnership. Generally, the Partnership is unable to direct the use of the commodity volumes it purchases from the supplier because the Partnership is contractually required to redeliver an equivalent volume of the commodity back to the supplier or to a specified customer therefore, these arrangements are recorded on a net basis.
Occasionally, we enter into crude oil inventory exchange arrangements with the same counterparty where the purchase and sale of inventory are considered in contemplation of each other. These types of arrangements are accounted for as inventory exchanges and are recorded on a net basis.
Services - The Partnership provides gathering, processing, transportation, terminalling and storage services pursuant to a variety of contracts. Generally, for the majority of these contracts: (i) our promise is to transfer (or stand ready to transfer) a series of distinct integrated services over a period of time, which is a single performance obligation and (ii) the transaction price includes fixed or variable consideration, or both fixed and variable consideration. The amount of consideration is determinable at contract inception or at each month’s end based on our right to invoice at month end for the value of services provided to the customer in that month.
Revenue is recognized over the service period specified in the contract as the services are rendered using a time-based (passage of time) or units-based (units of service transferred) method for measuring provision of the services. Progress towards satisfying our performance obligation is based on the firm or interruptible nature of the promised service and the terms and conditions of the contract (such as contracts with or without makeup rights). Payment is generally received from the customer in the month of service or the month following the service. Contracts with customers generally are a combination of month-to-month and multi-year agreements.
Firm Services - Firm services are services that are promised to be available to the customer at all times during the term of the contract, with limited exceptions. These agreements require customers to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements are entered into with customers to economically support the return on our capital expenditure necessary to construct the related asset. Our firm service contracts are typically structured with take-or-pay or minimum volume provisions, which specify minimum service quantities a customer will pay for even if it chooses not to receive or use them in the specified service period (referred to as “deficiency quantities”).
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
Interruptible Services - Interruptible services are services provided to the extent that we have available capacity. Generally, we do not have an obligation to perform these services until we accept a customer’s periodic request for service. For the majority of these

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

contracts, the customer will pay only for the actual quantities of services it chooses to receive or use, and we typically recognize the transaction price as revenue as those units of service are transferred to the customer in the specified service period.
Gathering and Processing - Our Gas Gathering and Processing Services segment provides “wellhead-to-market” services to producers of natural gas and natural gas liquids, which include transporting raw natural gas from various receipt points through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, fractionating NGLs, and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems. Services can be firm if subject to a minimum volume commitment or acreage dedication or interruptible when offered on an as requested, non-guaranteed basis. Revenue for fee-based gathering and processing services are valued based on the rate in effect for the month of service and is recognized in the month of service based on the volumes of natural gas we gather, process and fractionate. Under these arrangements, we may take control of: (i) none of the commodities we sell (i.e., residue gas or NGLs), (ii) a portion of the commodities we sell, or (iii) all of the commodities we sell.
In those instances where we purchase and obtain control of the entire natural gas stream in our producer arrangements, we have determined these are contracts with suppliers rather than contracts with customers and therefore, these arrangements are not included in the scope of Topic 606. These supplier arrangements are subject to updated guidance in Accounting Standards Codification (“ASC”) 705, “Cost of Sales and Services,” whereby any embedded fees within such contracts, which historically have been reported as services revenue, are now reported as a reduction to cost of sales upon adoption of Topic 606.
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
Transportation - Our transportation operations generally consist of fee-based activities associated with transporting crude oil, natural gas, and NGL on pipelines, gathering systems and trucks. Revenues from pipeline tariffs and fees are associated with the transportation at a published tariff, as well as revenues associated with agreements for committed capacity on various assets. We primarily recognize pipeline tariff and fee revenues over time based on the volumes delivered and invoiced. The majority of our pipeline tariff and fee revenues are based on actual volumes and rates.
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
Terminalling and Storage - In our Terminalling Services segment, we generally receive fee-based compensation on guaranteed firm storage contracts, throughput fees charged to our customers when their products are either received or disbursed, and other operational charges associated with ancillary services provided to our customers, such as excess throughput, steam heating and truck weighing at our marine terminals. Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized.
Adoption of the new revenue standard resulted in changes to the timing of revenue recognition and in the reclassification between financial statement line items. See Note 3 - Revenue Recognition, for further discussion.
Statement of Cash Flows - In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides specific guidance on cash flow classification issues to reduce diversity in practice. There was no impact of the retrospective adoption of this ASU on the Partnership’s Condensed Consolidated Statements of Cash Flows.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”(“ASU 2016-18”), which requires amounts described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation between the balance sheet and the statement of cash flows must be disclosed when the balance sheet includes more than one-line item for cash, cash equivalents, restricted cash and restricted cash equivalents.

We retrospectively adopted ASU 2016-15 and ASU 2016-18 as of January 1, 2018. Previously reported financial statements have been adjusted to reflect the above changes, as follows (in thousands):

	Six months ended June 30, 2017
Condensed Consolidated Statements of Cash Flows	As Previously Reported		Effect of Adoption		As Adjusted
Cash flows from operating activities
Net loss	$(56,583)		$—		$(56,583)
Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations	78,200		—		78,200
Restricted cash, short-term	(3,135)	(1)	3,135	(1)	—
Changes in operating assets and liabilities, net of effects of assets acquired and liabilities assumed (excluding restricted cash)	6,794	(1)	(53)	(1)	6,741
Net cash provided by (used in) operating activities	25,276		3,082		28,358
Cash flows from investing activities
Restricted cash	302,643	(1)	(302,643)	(1)	—
Other investing activities (excluding restricted cash)	(70,328)		—		(70,328)
Net cash provided by (used in) investing activities	232,315		(302,643)		(70,328)
Cash flows from financing activities
Other financing activities	(257,354)		—		(257,354)
Net cash used in financing activities (excluding restricted cash)	(257,354)		—		(257,354)
Net increase (decrease) in cash, cash equivalents, and restricted cash	237		(299,561)		(299,324)
Cash, cash equivalents and Restricted Cash
Beginning of period	5,666		323,564		329,230
End of period	$5,903		$24,003		$29,906
_____________________________________________
(1) ASU 2016-18 adjustment to move restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows.

Stock Compensation - In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 was issued with the intent to clarify the scope of modification accounting and when it should be applied to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required for all changes to share based payment awards, unless all the following conditions are met: (i) there is no change to the fair value of the award, (ii) the vesting conditions have not changed, and (iii) the classification of the award as an equity instrument or a debt instrument has not changed. We adopted ASU 2017-09 on its effective date of January 1, 2018, and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Income Taxes - In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”(“ASU 2018-05”), to provide guidance for companies that have not completed their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Act”) in the period of enactment. The measurement period begins in the reporting period that includes the Act’s enactment date of December 22, 2017, and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASU 2018-05 and should not extend beyond one year from the enactment date. The impact of adopting the new guidance on our consolidated financial position, cash flows or results of operations, as well as on related disclosures was not material.

Standards Not Yet Adopted

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02 (“Topic 842”) “Leases”, which supersedes the lease recognition requirements in ASC Topic 840, “Leases”. Under the new guidance, for leases with a term longer than 12 months a lessee should recognize a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires enhanced disclosures. Early adoption is permitted. We are currently assessing the impact of this new guidance via review of existing contracts that may have a lease impact and other purchase obligations that contain embedded lease features, which are generally classified as operating leases under the existing guidance. We selected a third-party consulting firm to assist us with the adoption of the new guidance. We intend to complete any required changes to our systems, software applications and processes, including updating our internal controls during 2018. In 2018, the FASB also issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” and ASU No. 2018-11, “Targeted Improvements”. Under these updates, optional transition practical expedients are available i) whereby existing or expired land easements that were not previously accounted for as leases under Topic 840 are not required to be evaluated under Topic 842, and ii) lease and associated non-lease components are not required to be separated within a contract if certain criteria are met. In addition, under ASU No. 2018-11, companies may initially apply the new lease requirements at the effective date. We intend apply the new lease requirements as of January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and to apply the practical expedients.
Financial Instruments - In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This guidance will become effective for interim and annual periods beginning after December 15, 2019. We expect to adopt ASU 2016-13 on January 1, 2020, and we are currently evaluating the effect that adopting this guidance will have on our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

See Item 7 Section Critical Accounting Policies and Estimates and Item 1A. Risk Factors of the 2017 Form 10-K for additional information relating to our critical accounting policies and risk factors.

Goodwill - We record goodwill for the excess of the cost of an acquisition over the fair value of the net assets of the acquired business. Goodwill is reviewed for impairment at least annually or more frequently if an event or change in circumstance indicates that an impairment may have occurred. We first assess qualitative factors to evaluate whether it is more likely than not that an impairment has occurred, and it is therefore necessary to perform the one-step quantitative goodwill impairment test. If the one-step quantitative goodwill impairment test indicates that the goodwill is impaired, an impairment loss is recorded, which is the difference between carrying value of the reporting unit and its fair value, with the impairment loss not to exceed the amount of goodwill recorded.

When performing a quantitative impairment test, the Partnership generally determines the fair value of its reporting units using a discounted cash flow method. In the event the Partnership enters into an agreement to sell all or substantially all of a reporting unit, the Partnership will utilize such information. While using the discounted cash flow method, we must make estimates of projected cash flows related to assets, which include, but are not limited to, assumptions about revenue growth rates, operating margins, weighted average costs of capital and future market conditions, the use or disposition of assets, estimated remaining life of assets, and future expenditures necessary to maintain current operations. We also must make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, the availability and prices of energy commodities (such as natural gas, crude oil and refined products), our ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, our dependence on certain significant customers and producers of natural gas, and competition from other companies.

Under the discounted cash flow method, the Partnership determines fair value based on estimated future cash flows and earnings before income tax, depreciation and amortization (“EBITDA”) of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflects the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one-year budgeted amounts and five-year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and revised expectations.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors” of the 2017 Form 10-K. While we believe we have made reasonable estimates and assumptions based on available information to calculate the fair value, if future results are not consistent with our estimates, changes in fair value estimates could result in additional impairments in future periods that could be material to our results of operations.

As of December 31, 2017, the Partnership had approximately $128.9 million of goodwill on its consolidated balance sheet within seven reporting units. Of this amount, approximately $46.8 million of goodwill in two reporting units was at risk of failing the one-step quantitative test.

Specifically, the Silver Dollar reporting unit in the Liquids Pipelines and Services segment had $35.7 million in goodwill. As described in Note 10 in our 2017 Form 10-K, we recorded an impairment on the Silver Dollar Reporting unit during the fourth quarter of 2017; hence, fair value approximates the adjusted net book value subsequent to impairment. The 2017 impairment related primarily to cash flow assumptions included in our discounted cash flow analysis that were adversely impacted by delays in drilling and completions experienced by producers.

The Cushing reporting unit in the Terminalling Services segment had $11.1 million in goodwill as of December 31, 2017, and fair value exceeded book value by 7%. In our discounted cash flow analysis for 2017, we assumed lower utilization rates and cash flows due to required tank inspections through early 2019. The lower utilization was not previously expected in our assumptions. If the expected completion date of the inspections or future contracting rates should differ from the assumptions made in our 2017 analysis, the amount by which fair value exceeds book value could be negatively impacted.

As of June 30, 2018, the Partnership had approximately $51.7 million of goodwill on its consolidated balance sheet within five reporting units as two of the seven reporting units, as of December 31, 2017, are now classified as held for sale. There were no triggering events during the six months ended June 30, 2018 and, therefore, we have not quantitatively updated our assessments.

(3) Revenue Recognition

Effect of ASC Topic 606 Adoption - The effect of adopting Topic 606 due to the change in method to measure project progress, as discussed in Note 2 - Recent Accounting Pronouncements, is as follows (in thousands):

	Three months ended June 30, 2018			Six months ended June 30, 2018
Condensed Consolidated Statements of Operations	As Reported	Adjustments	Amounts without Adoption of Topic 606	As Reported	Adjustments	Amounts without Adoption of Topic 606
Revenue
Commodity sales	$164,737	$12,535	$177,272	$323,599	$17,777	$341,376
Services	55,835	(12,304)	43,531	102,741	(14,985)	87,756
Operating expenses
Costs of sales	161,508	5,409	166,917	311,674	8,574	320,248
Direct operating expenses	21,742	(4,550)	17,192	45,189	(5,006)	40,183
Operating loss	(7,641)	(628)	(8,269)	(20,022)	(776)	(20,798)
Net loss attributable to the Partnership	(17,287)	(628)	(17,915)	(31,173)	(776)	(31,949)

General Partner’s interest in net loss	(225)	(8)	(233)	(405)	(10)	(415)
Limited Partners’ interest in net loss	(17,062)	(620)	(17,682)	(30,768)	(766)	(31,534)

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of June 30, 2018
Condensed Consolidated Balance Sheets	As Reported	Adjustments	Amounts without Adoption of Topic 606
Assets
Accounts receivable, net	$88,352	$(76,684)	$11,668
Unbilled revenue	—	76,684	76,684
Other current assets	30,570	(252)	30,318
Other assets, net	27,984	(6,984)	21,000
Liabilities
Other long-term liabilities	15,426	(13,865)	1,561
Liabilities held for sale	2,237	(690)	1,547

The majority of the adjustments in the table above were associated with our natural gas gathering and processing, transportation pipeline and our terminalling revenues. The magnitude of the future effect of implementing Topic 606 is dependent on future customer volumes subject to the impacted contracts and commodity prices for those volumes.

Disaggregated Revenue

The following table presents our segment revenues from contracts with customers disaggregated by type of activity (in thousands):

	Three months ended June 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Commodity sales:
Natural gas	$3,521	$—	$5,473	$2,587	$—	$11,581
NGLs	18,059	—	—	33	—	18,092
Condensate	14,154	—	—	63	—	14,217
Crude oil	—	116,516	—	—	—	116,516
Other sales (1)	635	—	2	24	3,670	4,331

Services:
Gathering and processing	12,463	—	—	1,408	—	13,871
Transportation	143	3,626	9,857	10,229	—	23,855
Terminalling and storage	—	—	—	—	12,150	12,150
Other services (2)	534	475	235	4,175	540	5,959
Revenues from contracts with customers	$49,509	$120,617	$15,567	$18,519	$16,360	$220,572

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Six months ended June 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Commodity sales:
Natural gas	$5,427	$—	$12,110	$5,024	$—	$22,561
NGLs	39,209	—	—	71	—	39,280
Condensate	19,802	—	—	97	—	19,899
Crude oil	—	232,297	—	—	—	232,297
Other sales (1)	818	—	6	64	8,674	9,562

Services:
Gathering and processing	18,713	—	—	2,274	—	20,987
Transportation	248	7,214	19,269	18,890	—	45,621
Terminalling and storage	—	—	—	—	23,983	23,983
Other services (2)	968	877	244	8,960	1,101	12,150
Revenues from contracts with customers	$85,185	$240,388	$31,629	$35,380	$33,758	$426,340
_________________________
(1) Other commodity sales for our Terminalling Services segment include sales of Refined Products and Marine Products terminals. See Note 4 - Acquisitions and Dispositions.
(2) Other services in our Offshore Pipelines and Services segment include asset management services.

Other Items in Revenue

The following table presents the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended June 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenues from contracts with customers	$49,509	$120,617	$15,567	$18,519	$16,360	$220,572
Loss on commodity derivatives, net	(294)	(61)	—	—	—	(355)
Total revenues of reportable segments	$49,215	$120,556	$15,567	$18,519	$16,360	$220,217

	Six months ended June 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenues from contracts with customers	$85,185	$240,388	$31,629	$35,380	$33,758	$426,340
Loss on commodity derivatives, net	(292)	(4)	—	—	—	(296)
Total revenues of reportable segments	$84,893	$240,384	$31,629	$35,380	$33,758	$426,044

We may utilize derivatives instruments in connection with contracts with customers. We purchase and take title to a portion of the NGLs and crude oil that we sell, which may expose us to changes in the price of these products in our sales markets. We do not take title to the natural gas we transport and therefore have no direct commodity price exposure to natural gas. Derivative gains or losses are not included as a component of revenue from contracts with customers, but it is included in other items in revenue.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Contract Balances

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

The following table presents the change in the contract assets and liability balances during the six months ended June 30, 2018 (in thousands):

	Contract Assets	Contract Liabilities
Balance at December 31, 2017	$—	$2,136
Topic 606 implementation	2,555	13,246
Amounts recognized as revenue	—	(1,463)
Additions	4,681	2,661
Contract balances included in assets/liabilities held for sale	—	(690)
Balance at June 30, 2018	$7,236	$15,890

Current	$252	$1,194
Noncurrent	6,984	14,696
Balance at June 30, 2018	$7,236	$15,890

As of June 30, 2018, in our Condensed Consolidated Balance Sheets, the current portion of contract assets is included as a component of Accounts Receivable, net of allowance for doubtful accounts, the noncurrent portion is included in Other assets, net; the current portion of contract liabilities is included in Accrued expenses and other current liabilities and the noncurrent portion is included in Other long-term liabilities.

Remaining Performance Obligations

The Partnership applies the practical expedients in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. The following table as of June 30, 2018, represents only revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Gathering and processing based on minimum volume commitments	$6,165	$12,738	$12,738	$12,715	$12,461	$19,116	$75,933
Transportation agreements	11,232	20,163	19,225	19,029	18,943	193,731	282,323
Terminalling and storage throughput agreements	7,070	12,896	6,204	2,694	1,582	—	30,446
Other	846	1,648	1,560	—	—	—	4,054
Total(1)	$25,313	$47,445	$39,727	$34,438	$32,986	$212,847	$392,756
_________________________
(1) Includes consideration for remaining performance obligations associated with assets held-for-sale.

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

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(4) Acquisitions and Dispositions

Acquisitions

The 2017 acquisitions are as follows:

•
On March 8, 2017, we completed the acquisition of JP Energy Partners LP (“JPE”), an entity controlled by ArcLight affiliates, in a unit-for-unit exchange. As both we and JPE were controlled by ArcLight affiliates, the acquisition represented a transaction among entities under common control. The accompanying condensed consolidated financial statements and related notes present the combined financial position, results of operations, cash flows and equity of JPE at historical cost.

•
On June 2, 2017, we acquired 100% of Viosca Knoll Gathering System (“VKGS”) from Genesis Energy, L.P. for total consideration of approximately $32.0 million in cash. This was accounted for as a business combination.

•
On August 8, 2017, we acquired 100% of the interest in Panther Offshore Gathering Systems, LLC (“POGS”), Panther Pipeline, LLC (“PPL”) and Panther Operating Company, LLC (“POC” and, together with POGS and PPL, “Panther”) from Panther Asset Management LLC for approximately $60.9 million in cash, issuance of common units and other considerations. This was accounted for as a business combination.

•
On November 3, 2017, we completed the acquisition of 100% of the equity interests in Trans-Union Interstate Pipeline, LP (“Trans-Union”) from affiliates of ArcLight, for a total consideration of approximately $49.4 million. The consideration consisted of approximately $16.9 million cash funded from borrowings under our revolving credit facility and the assumption of $32.5 million of non-recourse debt. This was accounted for as an acquisition between entities under common control.

Additionally, we acquired the following interests in 2017 that are accounted for as investments in unconsolidated affiliates:

•
On August 8, 2017, we entered into a new joint venture agreement with Targa Midstream Services, LLC (“Targa”) by which our previously wholly owned subsidiary Cayenne Pipeline, LLC became the Cayenne joint venture between Targa and us.

•
On September 29, 2017, we acquired an additional 15.5% equity interest in Class A units of the Delta House platform (“Delta House”) from affiliates of ArcLight for total cash consideration of approximately $125.4 million.

•
On October 27, 2017, American Midstream Emerald, LLC, a wholly-owned subsidiary of the Partnership, entered into a purchase and sale agreement with Emerald Midstream, LLC, an ArcLight affiliate, to purchase an additional 17.0% equity interest in Destin for total cash consideration of $30.0 million.

For further discussion, see the Note 3 - Acquisitions in our 2017 Form 10-K. The proforma effects of 2017 acquisitions were not material to our Condensed Consolidated Statements of Operations and therefore have not been presented separately.

Planned Dispositions

Assets Held for Sale

In the second quarter of 2017, we began executing a capital optimization strategy to simplify our business and redeploy capital from non-core assets toward higher return and growth opportunities. In addition to the sale of our propane business (“Propane Business”) discussed below under Discontinued Operations, we determined that the terminalling assets were not integral to our core strategies; therefore, we began contemplating their disposition. We actively began marketing our Terminalling Services segment assets to use the proceeds to fund future acquisitions and growth projects.
In the first half of 2018, we entered into definitive agreements for the sale of the following businesses:

•
On February 16, 2018, we entered into a definitive agreement for the sale of our refined products terminals (the “Refined Products”) to DKGP Energy Terminals LLC (“DKGP”), for approximately $138.5 million in cash, subject to working capital adjustments. During June 2018, we were notified that the Federal Trade Commission was requesting additional information and documentary materials with respect to the planned sale. We are continuing to market the Refined Products terminals. We continue to present the assets and liabilities of the Refined Products as held for sale. See Note 22 - Subsequent Events for additional information regarding the sale of Refined Products.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

•
On June 16, 2018, we entered into a definitive agreement for the sale of our marine liquids terminals (the “Marine Products”) to institutional investors for approximately $210.0 million in cash, subject to working capital adjustments. The divestiture of the Marine Products, including the Harvey and Westwego terminals located in the Port of New Orleans and the Brunswick terminal located in the Port of Brunswick in Georgia, is a continuation of the Partnership's previously announced non-core asset divestiture program. Accordingly, we have presented the Marine Products assets and liabilities as held for sale as of June 30, 2018. See Note 22 - Subsequent Events for additional information regarding the sale of Marine Products.

The planned dispositions of the Refined Products and Marine Products terminals do not meet the criteria for discontinued operations, as we believe the sale of Refined Products and Marine Products will not significantly impact our results of operations or financial condition. As of June 30, 2018, certain remaining assets in the Terminalling Services segment do not meet the criteria to be classified as held for sale.

Included in the disposal groups are the following assets and liabilities at June 30, 2018 (in thousands):

	Refined Products	Marine Products
	Business(1)	Business(2)	Total

Cash and cash equivalents	$—	$364	$364
Accounts receivable, net	1,834	2,521	4,355
Inventory	506	31	537
Other current assets	213	144	357
Property, plant and equipment, net	32,332	84,661	116,993
Goodwill	61,163	16,262	77,425
Intangible assets	29,403	—	29,403
Other non-current assets	692	3	695
Total assets held for sale	$126,143	$103,986	$230,129

Accounts payable	$44	$152	$196
Accrued gas purchases	72	—	72
Accrued expenses and other current liabilities	991	406	1,397
Other long-term liabilities	572	—	572
Total liabilities held for sale	$1,679	$558	$2,237
_________________________
(1)Net income from continuing operations before income taxes for the Refined Products Business were as follows:

•	$4.3 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively; and

•	$6.7 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively.
(2)Net income from continuing operations before income taxes for the Marine Products Business were as follows:

•	$3.5 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively; and

•	$5.1 million and $5.2 million for the six months ended June 30, 2018 and 2017, respectively.

Discontinued Operations

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

In connection with the transaction, we received approximately $170.0 million in cash, net of customary closing adjustments. We recorded a gain of $47.4 million, net of $2.5 million of transaction costs, which was included in (Gains) losses on sale of assets

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

and business in our Condensed Consolidated Statement of Operations in the period ended September 30, 2017. We have reported the accounts and the results of our Propane Business as discontinued operations in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Summarized financial information related to the Propane Business is set forth in the tables below (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2017	2017
Total revenue	$31,603	$67,157
Total operating expenses	33,402	69,707
Operating loss	(1,799)	(2,550)
Other income	42	83
Income tax expense	(44)	(44)
Loss from discontinued operations	$(1,801)	$(2,511)

Depreciation and amortization	$3,687	$7,468
Capital expenditures	$1,302	$2,421

Operating non-cash items
Unrealized loss on derivative contracts, net	$(60)	$(961)

(5) Inventory

Inventory consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Crude oil	$2,184	$1,553
NGLs	357	347
Refined products	—	934
Materials, supplies and equipment	120	132
Total inventory	$2,661	$2,966

(6) Other Current Assets

Other current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	$7,196	$8,944
Insurance receivables	881	1,741
Due from related parties	6,773	4,362
Other receivables	8,801	5,187
Risk management assets	6,919	3,186
Total other current assets	$30,570	$23,420

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

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Commodity Derivatives

To manage the impact of the risks associated with changes in the market price of NGL, crude oil and refined products in our day-to-day business, we use a combination of fixed price swap and forward contracts.

Our forward contracts that qualify for the Normal Purchase Normal Sale (“NPNS”) exception under GAAP are recognized when the underlying commodity is delivered. In accordance with ASC 815, Derivatives and Hedging, if it is determined that a transaction designated as NPNS no longer meets the scope of the exception, the fair value of the related contract is recorded on the balance sheet (as an asset or liability) and the difference between the fair value and the contract amount is immediately recognized through earnings.

We measure our commodity derivatives at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize indirectly observable (“Level 2”) inputs, including commodity prices observable at commonly quoted intervals.

The following table summarizes the net notional volumes of our outstanding commodity-related derivatives, excluding those contracts that qualified for the NPNS exception as of June 30, 2018 and December 31, 2017, none of which were designated as hedges for accounting purposes.

	June 30, 2018		December 31, 2017
Commodity Swaps	Volume	Maturity	Volume	Maturity
NGLs Fixed Price (gallons)	2,188,200	January 2019	—	—

Interest Rate Swaps

To manage the impact of the interest rate risk associated with our Credit Agreement, as defined in Note 13 - Debt Obligations, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows.

As of June 30, 2018, and December 31, 2017, we had a combined notional principal amount of $550.0 million respectively of variable-to-fixed interest rate swap agreements. As of June 30, 2018, the maximum length of time over which we have hedged a portion of our exposure due to interest rate risk is through December 31, 2022.

The fair value of our interest rate swaps was estimated using a valuation methodology based upon forward interest rates and volatility curves as well as other relevant economic measures, if necessary. Discount factors may be utilized to extrapolate a forecast of future cash flows associated with long dated transactions or illiquid market points. The inputs, which represent Level 2 inputs in the valuation hierarchy, are obtained from independent pricing service providers, and we have made no adjustments to those prices.

Weather Derivative

In the second quarters of 2018 and 2017, we entered into a yearly weather derivative arrangement to mitigate the impact of potential unfavorable weather on our operations under which we could receive payments totaling up to $20.0 million and $30.0 million, respectively, in the event that a hurricane of certain strength passes through the areas identified in the derivative agreement. The weather derivative, which is accounted for using the intrinsic value method, was entered into with a single counterparty, and we were not required to post collateral.

We paid $1.0 million and $1.1 million in premiums during the three and six months ended June 30, 2018 and 2017, respectively. Premiums are amortized to Direct operating expenses on a straight-line basis over the one-year term of the contract. Unamortized amounts associated with the weather derivatives were approximately $0.9 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively, and are included in Other current assets on the Condensed Consolidated Balance
Sheets.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis - The following table summarizes the fair values of our derivative contracts (before netting adjustments) included in the Condensed Consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Classification	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commodity derivatives	Accrued expenses and other current liabilities	$—	$—	$(240)	$—

Interest rate swaps	Other current assets	5,970	2,677	—	—
Interest rate swaps	Other assets net	11,605	8,807	—	—

Weather derivatives	Other current assets	949	509	—	—
	Total	$18,524	$11,993	$(240)	$—

As of June 30, 2018, and December 31, 2017, there were no offsets to the fair value of our derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets, subject to enforceable master netting arrangements.

For each of the three and six months ended June 30, 2018 and 2017, the realized and unrealized gains (losses) associated with our commodity, interest rate and weather derivative instruments were recorded in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Statement of Operations Classification	Realized	Unrealized	Realized	Unrealized
2018
Loss on commodity derivatives, net	$(174)	$(181)	$(56)	$(240)
Interest expense	1,285	920	2,635	6,091
Direct operating expenses	(272)	—	(550)	—
Total gain on derivatives recognized in net loss	$839	$739	$2,029	$5,851
2017
Gains (losses) on commodity derivatives, net	$192	$7	$613	$(49)
Interest expense	—	(1,693)	(70)	(2,010)
Direct operating expenses	(218)	—	(475)	—
Total (loss) gain on derivatives recognized in net loss	$(26)	$(1,686)	$68	$(2,059)

Fair Value
Financial Instruments Not Measured at Fair Value on a Recurring Basis - The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. Short-term and long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-Derivatives
Liabilities
8.5% Senior Unsecured Notes	$418,537	$420,137	$418,421	$437,062
3.77% Senior Secured Notes	55,447	50,822	56,005	53,845
3.97% Trans-Union Secured Senior Notes	30,824	28,053	31,692	30,221
Total	$504,808	$499,012	$506,118	$521,128

The fair value of debt instruments are valued using a market approach based on quoted prices for similar instruments traded in active markets are classified as Level 2 within the fair value hierarchy. All financial instruments in the table above are classified as Level 2. The carrying value of amounts outstanding under the Credit Agreement approximates the related fair value, as interest charges vary with market rate conditions.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The carrying value of all non-derivative financial instruments included in current assets (including cash, cash equivalents and restricted cash and accounts receivable) and current liabilities (including accounts payable but excluding short-term debt) approximates the applicable fair value due to the short maturity of those instruments.

(8) Property, Plant and Equipment

Property, plant and equipment, net, consists of the following (in thousands):

	Useful Life (in years)	June 30, 2018	December 31, 2017
Land	Infinite	$14,635	$18,145
Construction in progress	N/A	52,811	55,622
Buildings and improvements	4 to 40	10,116	16,235
Transportation equipment	5 to 15	22,527	22,697
Processing and treating plants	8 to 40	123,210	123,138
Pipelines, compressors and right-of-way	3 to 40	1,004,992	974,301
Storage	3 to 40	46,398	146,105
Equipment	3 to 31	61,353	80,220
Total property, plant and equipment		1,336,042	1,436,463
Accumulated depreciation		(343,383)	(340,878)
Property, plant and equipment, net		$992,659	$1,095,585

At June 30, 2018 and December 31, 2017, gross property, plant and equipment included $374.2 million and $367.6 million, respectively, related to our FERC regulated interstate and intrastate assets.

Depreciation and amortization expense totaled $18.2 million and $18.3 million for the three months ended June 30, 2018 and 2017, respectively, and $36.8 million and $36.8 million for both the six months ended June 30, 2018 and 2017. Capitalized interest was $0.9 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

(9) Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Liquid Pipelines and Services	$35,708	$35,708
Terminalling Services	11,043	88,466
Offshore Pipelines and Services	4,972	4,692
Total	$51,723	$128,866

The change in the Terminalling Services segment goodwill relates to the Refined Products and the Marine Products which were classified as held for sale at June 30, 2018. See Note 4 - Acquisitions and Dispositions for further discussion.

Intangible assets, net consists of customer relationships, dedicated acreage agreements, collaborative arrangements, noncompete agreements and trade names. These intangible assets have definite lives and are subject to amortization on a straight-line basis over their economic lives, currently ranging from approximately 5 years to 30 years.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Intangible assets, net, consist of the following (in thousands):

	June 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$64,745	$(15,548)	$49,197
Customer contracts	94,692	(50,664)	44,028
Dedicated acreage	42,547	(6,904)	35,643
Collaborative arrangements	11,884	(1,839)	10,045
Noncompete agreements	1,064	(1,064)	—
Other	198	(28)	170
Total	$215,130	$(76,047)	$139,083

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$110,483	$(29,965)	$80,518
Customer contracts	94,692	(48,173)	46,519
Dedicated acreage	42,547	(6,216)	36,331
Collaborative arrangements	11,884	(1,415)	10,469
Noncompete agreements	1,064	(1,064)	—
Other	198	(25)	173
Total	$260,868	$(86,858)	$174,010

Amortization expense related to our intangible assets totaled $2.5 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively, and $5.2 million and $14.2 million for the six months ended June 30, 2018 and 2017, respectively. The estimated aggregate annual amortization expected to be recognized for the remainder of 2018 and each of the four succeeding fiscal years is $5.1 million, $10.2 million, $10.2 million, $10.2 million and $9.3 million, respectively.

(10) Investments in Unconsolidated Affiliates

The following table presents the activity in our equity method investments in unconsolidated affiliates (in thousands):

	Delta House (1)		Emerald Transactions
	FPS(2,4)	OGL(2,4)	Destin(4)	Tri-States(3)	Okeanos(4)	Wilprise(3)	Cayenne JV(3)	Total
Ownership % - 12/31/2017	35.7%	35.7%	66.7%	16.7%	66.7%	25.3%	50.0%
Ownership % - 6/30/2018	35.7%	35.7%	66.7%	16.7%	66.7%	25.3%	50.0%

Balances at December 31, 2017	$90,412	$46,932	$124,245	$53,057	$22,445	$4,689	$6,654	$348,434
Earnings in unconsolidated affiliates	5,267	3,916	4,449	1,880	4,781	510	2,316	23,119
Contributions	826	—	—	—	—	—	3,705	4,531
Distributions	(6,246)	(7,972)	(17,872)	(3,316)	(8,010)	(538)	(600)	(44,554)
Balances at June 30, 2018	$90,259	$42,876	$110,822	$51,621	$19,216	$4,661	$12,075	$331,530
___________________________________________________
(1) Represents direct and indirect ownership interests in Class A units and common units.
(2) FPS denotes Floating Production System LLC whereas OGL denotes Oil & Gas Lateral LLC.
(3) Included in our Liquid Pipelines and Services segment.
(4) Included in our Offshore Pipelines and Services segment.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables present the summarized combined financial information for our equity investments (amounts represent 100% of investee financial information) (in thousands):

Balance Sheets:	June 30, 2018	December 31, 2017
Current assets	$65,283	$80,405
Non-current assets	1,272,593	1,288,862
Current liabilities	117,591	130,904
Non-current liabilities	447,654	436,584

	Three months ended June 30,		Six months ended June 30,
Statements of Operations:	2018	2017(1)	2018	2017(1)
Revenue	$51,790	$105,373	$108,689	$203,366
Operating expenses	8,213	25,781	14,507	51,977
Net income	27,303	76,414	60,149	145,532
_________________________
(1) In August 2017, we acquired 100% of the interest in POGS, the outstanding interests in one of our equity investments. We have consolidated this entity from the acquisition date. See Note 4 - Acquisitions and Dispositions for further discussion.

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Capital expenditures	$8,137	$10,721
Accrued interest	6,485	3,190
Convertible preferred unit distributions	8,474	—
Current portion of asset retirement obligation	6,416	6,416
Additional Blackwater acquisition consideration	5,000	5,000
Taxes payable	3,676	5,263
Due to related parties	5,225	6,609
Royalties, gas imbalance and leases payables	6,423	7,905
Professional fees	4,566	1,848
Other	12,993	21,902
Total accrued expenses and other current liabilities	$67,395	$68,854

(12) Asset Retirement Obligations

We record a liability for the fair value of asset retirement obligations and conditional asset retirement obligations (collectively referred to as “AROs”) that we can reasonably estimate, on a discounted basis, in the period in which the liability is incurred. Generally, the fair value of the liability is calculated using discounted cash flow techniques and based on internal estimates and assumptions related to (i) future retirement costs, (ii) future inflation rates, and (iii) credit adjusted risk-free interest rates. Significant increases or decreases in the assumptions would result in a significant change to the fair value measurement.

Certain assets related to our Offshore Pipelines and Services segment have regulatory obligations to perform remediation, and in some instances dismantlement and removal activities, when the assets are abandoned. These AROs include varying levels of activity including disconnecting inactive assets from active assets, cleaning and purging assets, and in some cases, completely removing the assets and returning the land to its original state. These assets have been in existence for many years and with regular maintenance will continue to be in service for many years to come. It is not possible to predict when demand for these transmission services will cease, however, we do not believe that such demand will cease for the foreseeable future. The majority of the current portion of our AROs, which is included in Accrued Expenses and Other Current Liabilities in our Condensed Consolidated Balance Sheet, is related to the retirement of the Midla pipeline. For further discussion related to the retirement of the Midla Pipeline, see the Note 14 - Debt Obligations in the 2017 Form 10-K.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents activity in our asset retirement obligations for the six months ended June 30, 2018 (in thousands):

Non-current balance	$66,194
Current balance	6,416
Balances at December 31, 2017	72,610
Additions	260
Expenditures	(7)
Accretion expense	911
Balances at June 30, 2018	73,774
Less: current portion	6,416
Noncurrent asset retirement obligation	$67,358

We are required to establish security against potential obligations relating to the abandonment of certain transmission assets that may be imposed on the previous owner by applicable regulatory authorities. We have deposited $5.0 million with a third party to secure our performance on these potential obligations. Those deposits, in our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, are included in Restricted cash-long term.

(13) Debt Obligations

Our outstanding debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility	$776,300	$697,900
8.50% Senior unsecured notes, due 2021	425,000	425,000
3.77% Senior secured notes, due 2031 (non-recourse)	57,679	58,324
3.97% Senior secured notes, due 2032 (non-recourse)	31,148	32,025
Other debt	579	4,989
Total debt obligations	1,290,706	1,218,238
Unamortized debt issuance costs	(9,020)	(9,231)
Total debt	1,281,686	1,209,007
Less: Current portion, including unamortized debt issuance costs	(3,624)	(7,551)
Long term debt	$1,278,062	$1,201,456

AMID Revolving Credit Agreement
On June 29, 2018, we amended our $900 million revolving credit facility agreement, dated March 8, 2017 (the “Original Credit Agreement”), by entering into that certain First Amendment to Second Amended and Restated Credit Agreement (the “Amendment” and, the Original Credit Agreement as amended by the Amendment, the “Credit Agreement”; capitalized terms used but not defined herein shall have the meanings assigned thereto in the Credit Agreement) with a syndicate of lenders and Bank of America, N.A., as administrative agent.
The Amendment adds a required prepayment event in an amount equal to 100% of the net cash proceeds received from the Marine Products and Refined Products asset sales and any other disposition greater than $5 million.
Among other things, the Amendment also amends our borrowing capacity as follows:

•	upon consummation of the Marine Products sale, the aggregate commitments under the Credit Agreement shall be automatically reduced by $200.0 million;

•	upon consummation of the Refined Products sale, the aggregate commitments under the Credit Agreement shall be automatically reduced by 50% of the net cash proceeds of such disposition; and

•	upon consummation of any disposition greater than $15 million, the aggregate commitments under the Credit Agreement shall be automatically reduced by 25% of the net cash proceeds of such disposition.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Amendment adds a new pricing tier of LIBOR + 3.50% when Consolidated Total Leverage Ratio equals or exceeds 5.0:1.0. The Credit Agreement includes the following financial covenants, as amended by the Amendment and defined in the Credit Agreement, which financial covenants will be tested on a quarterly basis, for the fiscal quarter then ending:

	Consolidated Interest Coverage Ratio	Consolidated Total Leverage Ratio	Consolidated Secured Leverage Ratio
June 30, 2018	2.50:1.00	6.15:1.00	4.00:1.00
September 30, 2018	2.00:1.00	6.25:1.00	3.75:1.00
December 31, 2018	1.75:1.00	5.50:1.00	3.50:1.00
March 31, 2019	1.75:1.00	5.00:1.00 (1)	3.50:1.00
June 30, 2019 and thereafter	2.00:1.00	5.00:1.00 (1)	3.50:1.00
___________________________
(1)  5.50:1.00 during a Specified Acquisition Period

The revolving credit facility is scheduled to mature on September 5, 2019.

As of June 30, 2018, after giving effect to the amendments to the ratios, we were in compliance with our Credit Agreement financial covenants, including those shown below:

Ratio	Actual
Minimum Consolidated Interest Coverage Ratio	3.11
Maximum Allowable Consolidated Total Leverage Ratio	5.42
Maximum Allowable Consolidated Secured Leverage Ratio	3.50

As of June 30, 2018, we had approximately $776.3 million of borrowings, $39.0 million of letters of credit outstanding under the Credit Agreement and approximately $71.6 million of available borrowing capacity which can be increased up to $84.7 million, conditional upon compliance with existing covenants. For the first half of 2018 and 2017, the weighted average interest rate on borrowings under this facility was approximately 5.81% and 4.67%, respectively.

Senior Unsecured Notes

Our senior unsecured notes include an optional redemption whereby we may elect to redeem the notes, in whole or in part from time-to-time, for a premium. On and after December 15, 2018, we may redeem all or a part of the 8.50% Senior Notes, at the redemption prices set forth below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2018	104.250%
2019	102.125%
2020 and thereafter	100.000%

See Note 14 - Debt Obligations in our 2017 Form 10-K for additional information relating to our outstanding debt.

(14) Convertible Preferred Units

Our convertible preferred units consist of the following (in thousands):

	Series A		Series C		Total
	Units	$	Units	$	$
December 31, 2017	10,719	$191,798	8,965	$125,382	$317,180
Paid in kind unit distributions	291	—	277	—	—
June 30, 2018	11,010	$191,798	9,242	$125,382	$317,180

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Affiliates of our General Partner hold and participate in quarterly distributions on our convertible preferred units, with such distributions being made in cash, paid-in-kind units or a combination thereof at the election of the Board of Directors of our General Partner (the “Board”). The convertible preferred unitholders have the right to receive cumulative distributions in the same priority and prior to any other distributions made in respect of any other partnership interests.

To the extent that any portion of a quarterly distribution on our convertible preferred units to be paid in cash exceeds the amount of cash available for such distribution, the amount of cash available will be paid to our convertible preferred unitholders on a pro rata basis while the difference between the distribution and the available cash will accrue interest until paid.

Series A-1 Convertible Preferred Units

On April 15, 2013, the Partnership, our General Partner and AIM Midstream Holdings LLC entered into agreements with HPIP, pursuant to which HPIP acquired 90% of our General Partner and all of our subordinated units from AIM Midstream Holdings, LLC and contributed the High Point System, our 574 mile transmission system located in southeast Louisiana and the Gulf of Mexico, and $15.0 million in cash to us in exchange for 5,142,857 of our Series A-1 Units.

The holders of Series A-1 Units receive distributions prior to any distributions to our common unitholders. The distributions on the Series A-1 Units are equal to the greater of $0.4125 per unit or the declared distribution to common unitholders. The Series A-1 Units may be converted into common units, subject to customary anti-dilutive adjustments, at the option of the unitholders at any time. As of June 30, 2018, the conversion price was $15.11, and the conversion ratio is 1:1.1582.

Series A-2 Convertible Preferred Units

On March 30, 2015 and June 30, 2015, we entered into two Series A-2 Convertible Preferred Unit Purchase Agreements with Magnolia Infrastructure Partners, an affiliate of HPIP pursuant to which we issued, in separate private placements, newly-designated Series A-2 Units (the “Series A-2 Units”) representing limited partnership interests in the Partnership. As a result, the Partnership issued a total of 2,571,430 Series A-2 Units for approximately $45.0 million in aggregate proceeds during the year ended December 31, 2015. The Series A-2 Units will participate in distributions of the Partnership along with common units in a manner identical to the existing Series A-1 Units (together with the Series A-2 Units, the “Series A Units”), with such distributions being made in cash or with paid-in-kind Series A Units at the election of the Board.

On July 27, 2015, we amended our Partnership Agreement to grant us the right (the “Call Right”) to require the holders of the Series A-2 Units to sell, assign and transfer all or a portion of the then-outstanding Series A-2 Units to us for a purchase price of $17.50 per Series A-2 Unit (subject to appropriate adjustment for any equity distribution, subdivision or combination of equity interests in the Partnership). We may exercise the Call Right at any time, in connection with our or our affiliates’ acquisition of assets or equity from ArcLight Energy Partners Fund V, L.P., or one of its affiliates, for a purchase price in excess of $100.0 million. We may not exercise the Call Right with respect to any Series A-2 Units that a holder has elected to convert into common units on or prior to the date we have provided notice of our intent to exercise the Call Right, and we may also not exercise the Call Right if doing so would result in a default under any of our or our affiliates’ financing agreements or obligations. As of June 30, 2018, the conversion price was $15.11, and the conversion ratio is 1:1.1582.

Series C Convertible Preferred Units

On April 25, 2016, we issued 8,571,429 Series C Units to an ArcLight affiliate in connection with the purchase of membership interests in certain midstream entities.

The Series C Units have voting rights that are identical to the voting rights of the common units and will vote with the common units as a single class on an as-converted basis, with each Series C Unit initially entitled to one vote for each common unit into which such Series C Unit is convertible. The Series C Units also have separate class voting rights on any matter, including a merger, consolidation or business combination, that adversely affects, amends or modifies any of the rights, preferences, privileges or terms of the Series C Units. The Series C Units are convertible in whole or in part into common units at any time. The number of common units into which a Series C Unit is convertible will be an amount equal to the sum of $14.00 plus all accrued and accumulated but unpaid distributions, divided by the conversion price. The sale of the Series C Units was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 4(a)(2) under the Securities Act.

In the event that we issue, sell or grant any common units or convertible securities at an indicative per common unit price that is less than $14.00 per common unit (subject to customary anti-dilution adjustments), then the conversion price will be adjusted

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

according to a formula to provide for an increase in the number of common units into which Series C Units are convertible. As of June 30, 2018, the conversion price was $13.28, and the conversion ratio is 1:1.0542.

In connection with the issuance of the Series C Units, we issued the holders a warrant to purchase up to 800,000 common units at an exercise price of $7.25 per common unit (the “Series C Warrant”). The Series C Warrant is subject to standard anti-dilution adjustments and is exercisable for a period of seven years.

The fair value of the Series C Warrant was determined using a market approach that utilized significant inputs which are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The estimated fair value of $4.41 per warrant unit was determined using a Black-Scholes model and the following significant assumptions: (i) a dividend yield of 18%, (ii) common unit volatility of 42% and (iii) the seven-year term of the warrant to arrive at an aggregate fair value of $4.5 million.

As conversion is at the option of the holder and redemption is contingent upon a future event, which is outside the control of the Partnership, the Series A-1, A-2 and C Units have been classified as mezzanine equity in the Condensed Consolidated Balance Sheets.

(15) Partners’ Capital

Our capital accounts are comprised of approximately 1.3% notional General Partner interests and 98.7% limited partner interests as of June 30, 2018. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are non-voting limited partner interests held by our General Partner. Pursuant to our Partnership Agreement, our General Partner participates in losses and distributions based on its interest. The General Partner’s participation in the allocation of losses and distributions is not limited, and therefore, such participation can result in a deficit to its capital account. As such, allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to the General Partner’s capital account included in our Condensed Consolidated Balance Sheets.

Outstanding Units

The following table presents unit activity (in thousands):

	General Partner Interest	Limited Partner Interest
Balances at December 31, 2017	965	52,711
LTIP vesting	—	261
Balances at June 30, 2018	965	52,972

General Partner Units

In order for our General Partner to maintain its ownership percentage in us, our General Partner paid $3.9 million for the issuance of 272,811 additional notional General Partner units for the six months ended June 30, 2017. We issued 300 additional General Partner units for the three and six months ended June 30, 2018.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Distributions

Preferred Units

Under the Partnership’s agreement of limited partnership, the Partnership is obligated to pay cumulative distributions each quarter on the Series A preferred units (which consists of the Series A-1 and A-2) and Series C preferred units in an amount equal to the greater of $0.4125, or the distribution declared on the common units. As such, the distributions are accrued at each quarter-end (the “reporting quarter”) based on the subsequent board approval of the distribution method (in the “subsequent quarter”), which may be settled in cash or paid-in-kind (“PIK”) units. To the extent the distribution is to be settled in cash, the distributions are accrued in the reporting quarter and the cash is paid in the subsequent quarter. To the extent the distribution is to be settled in PIK units, the distribution is recognized directly to equity in the reporting quarter.

Limited Partner Units (Common Units)

The following table reflects distributions declared and paid through June 30, 2018 (in thousands, except per unit data):

Date Declared	Distribution Payment Date	General Partner	Limited Partner	Total Cash Distributions	Cash Distributions Per Common Unit
April 26, 2018	May 15, 2018	$287	$21,853	$22,140	$0.4125
January 26, 2018	February 14, 2018	$290	$21,745	$22,035	$0.4125

On July 27, 2018, we announced that the Board of Directors of our general partner declared a quarterly cash distribution of $0.1031 per common unit, which represents the distribution for the second quarter of 2018 and will be paid in the third quarter of 2018. See Note 22 - Subsequent Events for more information.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table details cash distributions paid or accrued as of, and for, the three and six months ended June 30, 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Series A Units
Cash Paid	$4,542	$2,117	$4,542	$4,644
Accrued (1)	4,542	4,069	4,542	4,069
Paid-in-kind units	—	2,181	3,767	4,914

Series C Units
Cash Paid	3,812	3,627	3,812	7,254
Accrued (1)	3,812	3,627	3,812	3,627
Paid-in-kind units	—	—	4,309	—

Series D Units
Cash Paid	—	963	—	1,925
Accrued	—	963	—	963

Limited Partners’ Units(2)
Cash Paid	21,853	21,390	43,598	46,303

General Partners’ Units(3)
Cash Paid	287	201	577	368

Summary
Cash Paid	$30,494	$28,298	$52,529	$60,494
Accrued (1)	8,354	8,659	8,354	8,659
Paid-in-kind units	—	2,181	8,076	4,914
__________________________
(1) Can be paid in either Cash, PIK or a combination of both.
(2) Limited Partner distributions do not include $5.5 million and $21.4 million of distributions declared in the third quarter which relate to the second quarter of 2018 and 2017, respectively.
(3) General Partner distributions do not include $0.1 million and $0.3 million of distributions declared in the third quarter which relate to the second quarter of 2018 and 2017, respectively.

Fair Value Determination of PIK of Preferred Units

The fair value of the PIK distributions was determined using the market and income approaches, requiring significant inputs that are not observable in the market and thus represent a Level 3 measurement. Under the income approach, the fair value estimates for all periods presented were based on (i) present value of estimated future contracted distributions, (ii) option values ranging from $0.31 per unit to $2.05 per unit using a Black-Scholes model, (iii) assumed discount rates ranging from 5.80% to 6.23% and (iv) assumed growth rates of 1.0%.

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

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The calculation of basic and diluted limited partners' net loss per common unit is summarized below (in thousands, except per unit amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Loss from continuing operations	$(17,274)	$(25,901)	$(31,116)	$(54,072)
Less: Net income attributable to noncontrolling interests	13	1,462	57	2,765
Loss attributable to the Partnership	(17,287)	(27,363)	(31,173)	(56,837)
Less:
Distributions on Series A Units	4,542	4,069	9,084	8,367
Distributions on Series C Units	3,812	3,627	7,624	7,254
Distributions on Series D Units	—	963	—	1,925
General Partner's distribution	72	277	361	476
General Partner's share in undistributed loss	(403)	(784)	(986)	(1,541)
Loss attributable to Limited Partners	(25,310)	(35,515)	(47,256)	(73,318)
Loss from discontinued operations, net of tax	—	(1,801)	—	(2,511)
Net loss attributable to Limited Partners	$(25,310)	$(37,316)	$(47,256)	$(75,829)

Weighted average number of common units outstanding - Basic and Diluted	52,969	51,870	52,869	51,870

Limited Partners' net loss per common unit - Basic and Diluted
Loss from continuing operations	$(0.48)	$(0.69)	$(0.89)	$(1.41)
Loss from discontinued operations	—	(0.03)	—	(0.05)
Net loss (1)	$(0.48)	$(0.72)	$(0.89)	$(1.46)
_____________________________________
(1) Potential common unit equivalents are antidilutive for all periods presented and, as a result, 23.9 million and 24.0 million potential common unit equivalents for the three and six months ended June 30, 2018 and 2017, respectively and have been excluded from the determination of diluted limited partners' net loss per common unit.

(17) Incentive Compensation

All equity-based awards issued under the long-term incentive plan (“LTIP”) consist of either restricted (“RSUs”) or performance-based (“PSUs”) phantom units, or option grants. Future awards may be granted at the discretion of the Compensation Committee of the Board and subject to approval by the Board.

As of June 30, 2018, there were 3,665,180 common units available for future grants under the LTIP.

The following table presents the components of equity-based compensation expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Grant Type:
RSU	$835	$1,177	$1,534	$5,195
PSU	330	—	630	—
Options	15	19	30	38
Total	$1,180	$1,196	$2,194	$5,233

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the six months ended June 30, 2018, we granted 809,357 RSU’s at a weighted-average fair value per unit of $8.56, vested 336,211 RSU’s at a weighted-average fair value per unit of $6.26 and forfeited 253,245 RSU’s at a weighted-average fair value per unit of $5.87. Unrecognized compensation expense related to RSU’s was $10.2 million at June 30, 2018.

During the six months ended June 30, 2018, we did not grant any options or performance-based awards under our LTIP. Unrecognized compensation expense related to options and performance-based awards was $0.1 million and $5.6 million, respectively, at June 30, 2018.

Defined Contribution Plan

For the three and six months ended June 30, 2018 and 2017, compensation expense associated with our 401(k)-defined contribution plan’s employer matching was $0.5 million and $0.4 million, respectively, and $1.3 million and $0.9 million, respectively. There was no change to the defined contribution plan.

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

(19) Related Party Transactions

To the extent applicable, our discussion below includes the nature of our relationship and activities that we had with our Related Parties, as defined by ASC 850 - Related Party Disclosures, as of and for the six months ended June 30, 2018 and 2017 and the outstanding balances as of June 30, 2018 and December 31, 2017. Balances associated with our investments in unconsolidated affiliates are disclosed in Note 10 - Investments in unconsolidated affiliates.

Blackwater Midstream Holdings, LLC

In December 2013, we acquired Blackwater Midstream Holdings, LLC (“Blackwater”) from an affiliate of ArcLight. The acquisition agreement included a provision whereby an ArcLight affiliate would be entitled to an additional $5.0 million of merger consideration based on Blackwater meeting certain operating targets. At June 30, 2018, we have $5.0 million accrued to the ArcLight affiliate which is included in Accrued expense and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Final resolution of the merger consideration will be determined in the third quarter of 2018 in connection with the sale of Marine Products.

Republic Midstream, LLC

Republic Midstream, LLC (“Republic”), is an entity owned by ArcLight to which we historically charged a monthly fee of approximately $0.1 million. The services agreement with Republic terminated according to its terms in September 2017 and services are no longer provided to Republic. As of June 30, 2018, and December 31, 2017, we had an accounts receivable balance due from Republic of $0.1 million and $0.8 million, respectively, which is included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

General Partner

During the first half of 2018, our General Partner paid $23.3 million related to Corporate overhead support which was presented as part of the contribution line item in Cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows. As of June 30, 2018, and December 31, 2017, we had $5.2 million and $6.5 million, respectively, of accounts payable due to our General Partner, which has been recorded in Accrued expenses and other current liabilities and relates primarily to compensation. This payable/receivable is generally settled on a quarterly basis related to the foregoing transactions.

On March 11, 2018, the Partnership and Magnolia, an affiliate of ArcLight, entered into a Capital Contribution Agreement (the “Capital Contribution Agreement”) to provide additional capital and overhead support to us during the first three quarters of 2018 in connection with temporary curtailment of production flows at Delta House. Pursuant to the Capital Contribution Agreement, Magnolia has agreed to provide quarterly capital contributions, in an amount to be agreed, up to the difference between the actual cash distribution received by us on account of our interest in Delta House and the quarterly cash distribution expected to be received had the production flows to Delta House not been curtailed. In accordance with this agreement, Magnolia agreed to a capital contribution of $9.4 million, which was paid in the second quarter of 2018. Subsequent to June 30, 2018, in accordance with this agreement, Magnolia agreed to a capital contribution of $8.3 million, which was paid in August 2018.

Destin and Okeanos

On November 1, 2016, we became operator of the Destin and Okeanos pipelines and entered into operating and administrative management agreements under which our affiliates pay a monthly fee for general and administrative services provided by us. In addition, the affiliates reimburse us for certain transition related expenses. For the six months ended June 30, 2018, and 2017, we recognized $1.3 million and $1.2 million of management fee income, respectively, for each period. As of June 30, 2018, and December 31, 2017, we had an outstanding accounts receivable balance of $4.0 million and $0.9 million, respectively, which is included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Consolidated Asset Management Services, LLC ("CAMS")

Dan Revers, a director of our General Partner, indirectly owns in excess of 10% of CAMS, which, through various subsidiaries or affiliates, provides pipeline integrity services to the Partnership and subleases an office space from the Partnership. During the six months ended June 30, 2018 and 2017, the Partnership was invoiced by CAMS $0.2 million for each respective period and had no outstanding accounts receivable balance as of June 30, 2018 or December 31, 2017.

Other Related Party Transactions

Michael D. Rupe, the brother of Ryan Rupe (the Partnership’s Vice President - Natural Gas Services and Offshore Pipelines), is the Chief Financial Officer of CIMA Energy Ltd., a crude oil and natural gas marketing company (“CIMA”). The Partnership regularly engages in purchases and sales of crude oil and natural gas with CIMA. During the six months ended June 30, 2018, the Partnership invoiced CIMA $1.1 million and received invoicing from CIMA of $2.7 million in connection with such transactions. For the six months ended June 30, 2017, the Partnership invoiced CIMA $2.5 million and received invoices from CIMA of $2.6 million for services. As of June 30, 2018, and December 31, 2017, the Partnership had $0.1 million outstanding amounts due to/from CIMA.

During September and October 2017, under a transition services agreement, the Partnership made payments on behalf of AMID Merger GP II, LLC related to the Propane Business sale. As of June 30, 2018, and December 31, 2017, we had an outstanding accounts receivable balance related to these payments of $2.5 million which is included in Other current assets in the accompanying
Condensed Consolidated Balance Sheets.

For additional information on Related Parties, see Note 21 - Related Party Transactions, in our 2017 Form 10-K.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(20) Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions consist of the following (in thousands):

	Six months ended June 30,
	2018	2017
Supplemental cash flow information
Interest payments, net of capitalized interest	$36,778	$27,324
Supplemental non-cash information
Investing
Increase (decrease) in accrued property, plant and equipment purchases	(2,584)	(3,131)
Accrued contributions to unconsolidated affiliates	(1,585)	—
Financing
Contributions from an affiliate holding limited partner interests	—	4,000
Accrued distributions on convertible preferred units	8,354	8,659
Paid-in-kind distributions on convertible preferred units	8,076	4,914

(21) Reportable Segments

Our operations are organized into five reportable segments: (1) Gas Gathering and Processing Services, (2) Liquid Pipelines and Services, (3) Natural Gas Transportation Services, (4) Offshore Pipelines and Services, and (5) Terminalling Services. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting.

Each of our operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker (“CODM”). Our Chief Executive Officer evaluates the performance of our reportable segments primarily on the basis of segment gross margin, which is our segment measure of profitability.

Our chief operating decision maker uses gross margin as the primary measure for reviewing our segments’ profitability and therefore, in accordance with ASC 280, we have presented gross margin for each segment. For segments other than Terminalling Services, we define segment gross margin as (i) total revenue plus unconsolidated affiliate earnings less (ii) unrealized gains (losses) on commodity derivatives, construction and operating management agreement income, and the cost of sales. Gross margin for Terminalling Services also deducts direct operating expense, which includes direct labor, general materials and supplies and direct overhead.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following tables set forth our segment information for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenue	$49,509	$120,617	$15,567	$18,519	$16,360	$220,572
Gain (loss) on commodity derivatives, net	(294)	(61)	—	—	—	(355)
Total revenue	49,215	120,556	15,567	18,519	16,360	220,217

Operating expenses:
Cost of Sales	34,948	115,193	5,839	2,150	3,378	161,508
Direct operating expenses	—	—	—	—	4,131	21,742
Corporate expenses						23,372
Depreciation, amortization and accretion expense						21,236
Total operating expenses						227,858
Operating income (loss)						(7,641)
Other income (expense), net
Interest expense, net of capitalized interest						(19,691)
Other income (expense), net						169
Earnings in unconsolidated affiliates	—	2,485	—	7,961	—	10,446
Income (loss) from continuing operations before income taxes						(16,717)
Income tax expense						(557)
Loss from continuing operations						(17,274)
Less: Net income attributable to non-controlling interests						13
Net loss attributable to the Partnership						$(17,287)

Segment gross margin	$14,539	$7,744	$9,653	$24,330	$8,851

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three months ended June 30, 2017
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenue	$39,307	$83,157	$11,397	$12,139	$15,831	$161,831
Gain (loss) on commodity derivatives, net	(98)	297	—	—	—	199
Total revenue	39,209	83,454	11,397	12,139	15,831	162,030

Operating expenses:
Cost of Sales	26,582	78,101	5,678	2,586	2,073	115,020
Direct operating expenses	—	—	—	—	2,998	18,709
Corporate expenses						27,374
Depreciation, amortization and accretion expense						26,483
Gain on sale of assets, net						18
Total operating expenses						187,604
Operating income (loss)						(25,574)
Other income (expenses), net
Interest expense, net of capitalized interest						(17,122)
Earnings in unconsolidated affiliates	—	1,482	—	16,070	—	17,552
Income (loss) from continuing operations before income taxes						(25,144)
Income tax expense						(757)
Loss from continuing operations						(25,901)
Loss from discontinued operations						(1,801)
Net loss						(27,702)
Less: Net income attributable to non-controlling interests						1,462
Net loss attributable to the Partnership						$(29,164)

Segment gross margin	$12,651	$6,765	$5,631	$25,623	$10,760

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Six months ended June 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services		Total
Revenue	$85,185	$240,388	$31,629	$35,380	$33,758	—	$426,340
Gain (loss) on commodity derivatives, net	(292)	(4)	—	—	—	—	(296)
Total revenue	84,893	240,384	31,629	35,380	33,758		426,044

Operating expenses:
Cost of Sales	58,003	229,998	11,126	4,146	8,401	—	311,674
Direct operating expenses	—	—	—	—	8,453	—	45,189
Corporate expenses						—	46,064
Depreciation, amortization and accretion expense							43,234
Gain on sale of assets, net							(95)
Total operating expenses							446,066
Operating income (loss)							(20,022)
Other income (expense), net
Interest expense, net of capitalized interest							(33,567)
Other income (expense), net							191
Earnings in unconsolidated affiliates	—	4,706	—	18,413	—	—	23,119
Loss from continuing operations before income taxes							(30,279)
Income tax expense							(837)
Loss from continuing operations							(31,116)
Net loss							(31,116)
Less: Net income attributable to non-controlling interests						—	57
Net loss attributable to the Partnership							$(31,173)
						—
Segment gross margin	$27,193	$15,014	$20,340	$49,647	$16,904

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Six months ended June 30, 2017
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenue	$73,714	$166,568	$23,835	$26,970	$34,457	$325,544
Gain (loss) on commodity derivatives, net	(105)	669	—	—	—	564
Total revenue	73,609	167,237	23,835	26,970	34,457	326,108

Operating expenses:
Cost of Sales	49,769	156,386	11,938	5,929	6,466	230,488
Direct operating expenses	—	—	—	—	6,071	36,114
Corporate expenses						57,487
Depreciation, amortization and accretion expense						52,053
Gain on sale of assets, net						(3)
Total operating expenses						376,139
Operating income (loss)						(50,031)
Other income (expenses), net
Interest expense, net of capitalized interest						(35,078)
Other income (expense), net						(37)
Earnings in unconsolidated affiliates	—	2,569	—	30,385	—	32,954
Loss from continuing operations before income taxes						(52,192)
Income tax expense						(1,880)
Loss from continuing operations						(54,072)
Loss from discontinued operations						(2,511)
Net loss						(56,583)
Less: Net income attributable to non-controlling interests						2,765
Net loss attributable to the Partnership						$(59,348)

Segment gross margin	$23,902	$13,401	$11,750	$51,426	$21,920

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A reconciliation of total assets by segment to the amounts included in the Condensed Consolidated Balance Sheets follows (in thousands):

	June 30,	December 31,
	2018	2017
Segment assets:
Gas Gathering and Processing Services	$388,147	$404,872
Liquid Pipelines and Services	374,668	359,646
Offshore Pipelines and Services	521,710	553,213
Natural Gas Transportation Services	266,972	268,991
Terminalling Services	289,226	293,085
Other (1)	100,604	43,659
Total assets	$1,941,327	$1,923,466

Investment in equity method investees:
Liquid Pipelines and Services	$68,357	$64,399
Offshore Pipelines and Services	263,173	284,035
Total Investment in equity method investees	$331,530	$348,434
________________________
(1) Other assets consists primarily of corporate assets not allocable to segments, such as leasehold improvements and other current assets.

The following table sets forth capital expenditures for the three and six months ended June 30, 2018 and 2017 by segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Capital expenditures
Gas Gathering and Processing Services	$6,657	$4,143	$13,311	$8,526
Liquid Pipelines and Services	4,767	1,005	11,180	1,376
Offshore Pipelines and Services	14,004	1,611	20,354	1,134
Natural Gas Transportation Services	1,154	14,138	2,492	24,366
Terminalling Services	2,416	1,031	6,122	2,841
Corporate	1,592	1,015	3,074	3,645
Total capital expenditures(1)	$30,590	$22,943	$56,533	$41,888
_____________________________________
(1) Capital expenditures exclude expenditures made for the Propane Business of approximately $1.3 million and $2.2 million for the three and six months ended June 30, 2017, respectively, as the business was sold in 2017.

(22) Subsequent Events

Distribution

On July 27, 2018, we announced that the Board of Directors of our general partner declared a quarterly cash distribution of $0.1031 per common unit, or $0.4125 per common unit annualized, with respect to the second quarter of 2018. The quarterly cash distribution, per common unit, for the second quarter of 2018 represents a reduction in the quarterly common unit distribution from prior quarters as part of our capital allocation strategy we announced in July 2018. The distribution will be paid on August 14, 2018 to unitholders of record as of the close of business on August 6, 2018.

Termination of Merger

On July 29, 2018, we received notice of termination of the Agreement and Plan of Merger, dated as of October 31, 2017, from Southcross Energy Partners, L.P. and notice of termination of the Contribution Agreement, dated as of October 31, 2017, from Southcross Holdings LP. Under the terms of the Contribution Agreement, Southcross Holdings LP is entitled to receive a $17 million reverse termination fee. The termination fee serves as liquidated damages and was paid in August 2018.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Marine Products Disposition

On July 31, 2018, we completed the previously announced sale of our Marine Products. Net proceeds from this disposition were approximately $208.6 million, exclusive of $5.7 million in advisory fees and other costs, and were used to paydown the Credit Agreement.

Termination of Sale
On August 1, 2018, we and DKGP announced the termination of the sales agreement for the sale of our Refined Products. We are continuing to market the Refined Products terminals. See Note 4 - Acquisitions and Dispositions for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and management’s discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 9, 2018 (“2017 Form 10-K”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements or as a result of certain factors such as those set forth below under the caption “Forward-Looking Statements.”

Forward-Looking Statements

Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can typically identify forward-looking statements by the use of words, such as "may", "could", “intend”, “will”, “would”, "project", "believe", "anticipate", "expect", "estimate", "potential", "plan", "forecast" and other similar words.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the risks set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K (the "Annual Report") as well as the following risks and uncertainties:

•	our ability to execute on our capital allocation strategy, including sales of non-core assets, receipt of expected proceeds, distribution levels and reduction in leverage:

•	our ability to timely and successfully identify, consummate and integrate acquisitions and organic growth projects, including the realization of all anticipated benefits of any such transactions;

•	our ability to maintain compliance with financial covenants and ratios in our revolving credit facility;

•	our ability to generate sufficient cash from operations to pay distributions to unitholders and our Board’s discretionary determination as to the level of cash distributions to unitholders;

•	our ability to access capital to fund growth, including new and amended credit facilities and access to the debt and equity markets, which will depend on general market conditions;

•	the demand for natural gas, refined products, condensate or crude oil and NGL products by the petrochemical, refining or other industries;

•
the performance of certain of our current and future projects and unconsolidated affiliates that we do not control and disruptions to cash flows from our joint ventures due to operational or other issues that are beyond our control;

•	severe weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	security threats such as terrorist attacks and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

•	general economic, market and business conditions, including industry changes and the impact of consolidations and changes in competition;

•	the level of creditworthiness of counterparties to transactions;

•	the amount of collateral required to be posted from time to time in our transactions;

•	the level and success of natural gas and crude oil drilling around our assets and our success in connecting natural gas and crude oil supplies to our gathering and processing systems;

•	the timing and extent of changes in natural gas, crude oil, NGLs and other commodity prices, interest rates and demand for our services;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity, interest rate and weather risks;

•	our dependence on a relatively small number of customers for a significant portion of our gross margin;

•	our ability to renew our gathering, processing, transportation and terminal contracts;

•	our ability to successfully balance our purchases and sales of natural gas;

•	our ability to grow through contributions from affiliates, acquisitions and internal growth projects;

•	the impact or outcome of any legal proceedings;

•	the level of support provided by our sponsor;

•	the cost and effectiveness of our remediation efforts with respect to the material weaknesses discussed in Part II, Item 9A - Controls and Procedures of our Annual Report; and

•	costs associated with compliance with environmental, health and safety and pipeline regulations.

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

Overview

We are a growth-oriented Delaware limited partnership formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We provide critical midstream infrastructure that links producers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. Through our five reportable segments, (i) Gas Gathering and Processing Services, (ii) Liquid Pipelines and Services, (iii) Natural Gas Transportation Services, (iv) Offshore Pipelines and Services, and (v) Terminalling Services, we engage in the business of gathering, treating, processing, and transporting natural gas; gathering, transporting, storing, treating and fractionating NGLs; gathering, storing and transporting crude oil and condensates; and storing specialty chemical products and refined products.

Recent Developments

•	In the first half of 2018, we entered into definitive agreements for the sale of certain of our businesses as follows:

◦
On February 16, 2018, we entered into a definitive agreement for the sale of our refined products terminals (the “Refined Products”) to DKGP Energy Terminals LLC (“DKGP”), for approximately $139.0 million in cash, subject to working capital adjustments. During June 2018, we were notified that the Federal Trade Commission was requesting additional information and documentary materials with respect to the planned sale. On August 1, 2018, we and DKGP announced the termination of the agreement. We are continuing to market the Refined Products terminals. We continue to present the assets and liabilities of the Refined Products as held for sale.

◦
On June 18, 2018, we entered into a definitive agreement for the sale of our marine products terminals (the "Marine Products") to institutional investors for approximately $210 million in cash, subject to working capital adjustments. The divestiture of the Marine Products, including the Harvey and Westwego terminals located in the Port of New Orleans and the Brunswick terminal located in the Port of Brunswick in Georgia, is a continuation of the Partnership’s previously announced non-core asset divestiture program.

On July 31, 2018, we completed the sale of Marine Products. Net proceeds from this disposition were approximately $208.6 million, exclusive of $5.7 million in advisory fees and other costs, and were used to repay borrowings outstanding under our Credit Agreement.

•
Southcross Energy Partners, L.P. Merger - On October 31, 2017, we, our General Partner, our wholly owned subsidiary, Cherokee Merger Sub LLC, Southcross Energy Partners, L.P. (“SXE”), and Southcross Energy Partners GP, LLC, entered into an Agreement and Plan of Merger (the “SXE Merger Agreement”), and we, our General Partner and Southcross Holdings LP (“Holdings LP”) entered in to a Contribution Agreement (“Contribution Agreement”), for total consideration of $818 million. Under the Merger Agreement and the Contribution Agreement, we would have acquired SXE and substantially all the current subsidiaries of Holdings LP. The SXE Merger Agreement and the Contribution Agreement originally provided for an outside closing date of June 1, 2018. On June 1, 2018 the parties to the Merger Agreement and the Contribution Agreement agreed to extend such outside closing date to June 15, 2018 (the “Outside Closing Date”).

On July 29, 2018, following the expiration of the Outside Closing Date, we received notice of termination of the SXE Merger Agreement from SXE and notice of termination of the Contribution Agreement from Holdings LP. The terms of the Contribution Agreement required the payment to Holdings LP of a $17 million termination fee in the event Holdings LP terminated the Contribution Agreement after the Outside Closing Date due to our inability to obtaining financing to close the SXE Transactions on terms reasonably acceptable to us. The termination fee serves as liquidated damages. The termination fee was paid in August 2018.

Financial Highlights

Financial highlights for the three months ended June 30, 2018 include the following:

•
Net loss attributable to the Partnership was $17.3 million for the three months ended June 30, 2018 as compared to net loss attributable to the Partnership of $29.2 million for the same period in 2017.

•	Adjusted EBITDA was $51.2 million for the three months ended June 30, 2018, an increase of 15% compared to the second quarter of 2017.

•	Total segment gross margin was $65.1 million for the three months ended June 30, 2018, an increase of 6% as compared to the second quarter of 2017.

Operational highlights for the three months ended June 30, 2018, include the following:

•	Continued increase in producer activity across the gathering and processing segment contributed to a 9% increase in throughput volumes over the first quarter of 2018.

•	Increased activity in the deep-water Gulf of Mexico drove a 19% increase in natural gas throughput volumes on the Partnership’s consolidated offshore assets over first quarter 2018.

•	Cayenne pipeline continued to outperform with a 50% increase in volumes from prior quarter and is currently operating at name plate capacity of 40,000 Bbls/d.

•	Delta House volumes continue to increase with the completion of maintenance work and current production is approximately 80% of capacity.

•	Strong performance across the Partnership’s natural gas transportation assets, with volumes increasing 51% from the prior year, driven by strong demand and the acquisition of Trans-Union pipeline.

•	Continuing to organically grow American Midstream through systematic capital redeployment to facilitate additional cash flow.

Non-GAAP Financial Measures

Total segment gross margin, operating margin, Adjusted EBITDA and Distributable Cash Flow (“DCF”) are performance measures that are non-GAAP financial measures. Each has important limitations as an analytical tool because they exclude some, but not all, items that affect the most directly comparable GAAP financial measures. Management compensates for the limitations of these non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.

You should not consider total segment gross margin, operating margin, Adjusted EBITDA, or DCF in isolation or as a substitute for, or more meaningful than analysis of, our results as reported under GAAP. Total segment gross margin, operating margin, Adjusted EBITDA and distributable cash may be defined differently by other companies in our industry. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

We define Adjusted EBITDA as net income (loss) attributable to the Partnership, plus depreciation, amortization and accretion expense (“DAA”) excluding non-controlling interest share of DAA, interest expense, net of capitalized interest excluding realized gain (loss) on interest rate swaps, debt issuance costs paid during the period,  unrealized gains (losses)  on derivatives, non-cash charges such as non-cash equity compensation expense, and charges that are unusual such as transaction expenses primarily associated with our acquisitions, income tax expense, distributions from unconsolidated affiliates and General Partner’s contribution, less earnings in unconsolidated affiliates, discontinued operations, gains (losses) that are unusual, such as gain on revaluation of equity interest and gain (loss) on sale of assets, net, and other non-recurring items that impact our business, such as construction and operating management agreement income (“COMA”) and other post-employment benefits plan net periodic benefit.

The GAAP measure most directly comparable to our performance measure Adjusted EBITDA is Net loss attributable to the Partnership.

Distributable Cash Flow

DCF is a significant performance metric used by us and by external users of the Partnership's financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions we expect to pay the Partnership's unitholders. Using this metric, management and external users of the Partnership's financial statements can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. DCF is also an important financial measure for the Partnership's unitholders since it serves as an indicator of the Partnership's success in providing a cash return on investment. Specifically, this financial measure may indicate to investors whether we are generating cash flow at a level that can sustain or support an increase in the Partnership's quarterly distribution rates. DCF is also a quantitative standard used throughout the investment community with respect to publicly traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit's yield (which in turn is based on the amount of cash distributions the entity pays to a unitholder). DCF will not reflect changes in working capital balances.

We define DCF as Adjusted EBITDA, less interest expense net of capitalized interest excluding realized gain (loss) on interest rate swaps and letter of credit fees, maintenance capital expenditures, and distributions related to the Series A and Series C convertible preferred units. The GAAP financial measure most comparable to DCF is Net income (loss) attributable to the Partnership.

Total Segment Gross Margin and Operating Margin

Total segment gross margin and operating margin are non-GAAP supplemental measures that we use to evaluate our performance.

For segments other than Terminalling Services, we define segment gross margin as (i) total revenue plus unconsolidated affiliate earnings less (ii) unrealized gains (losses) on commodity derivatives, construction and operating management agreement income, and the cost of sales. Gross margin for Terminalling Services also deducts direct operating expense which includes direct labor, general materials and supplies and direct overhead. We define operating margin as total segment gross margin less other direct operating expenses. The GAAP measure most directly comparable to segment gross margin and operating margin is Net loss attributable to the Partnership. For a reconciliation of total segment gross margin and operating margin to Net loss attributable to the Partnership, see Note About Non-GAAP Financial Measures below.

Total segment gross margin is useful to investors and the Partnership’s management in understanding our operating performance because it measures the operating results of our segments before certain non-cash items, such as depreciation and amortization, and certain expenses that are generally not controllable by our business segment development managers (who are responsible for revenue generation at the segment level), such as certain operating costs, general and administrative expenses, interest expense and income taxes. Operating margin is useful to investors and the Partnership’s management for similar reasons except that operating margin includes all direct operating expenses, which allows the Partnership’s management to assess the performance of our consolidated operating managers (who are responsible for cost management at the Partnership level). In addition, because these operating measures exclude interest expense and income taxes, they are useful for investors because they remove potential distortions between periods caused by factors such as financing and capital structures and changes in tax laws and positions.

Note about Non-GAAP Financial Measures

Total segment gross margin, operating margin, Adjusted EBITDA and DCF are performance measures that are non-GAAP financial measures. Each has important limitations as an analytical tool because it excludes some, but not all, items that affect the most directly comparable GAAP financial measures. Management compensates for the limitations of these non-GAAP measures as analytical tools by reviewing the comparable GAAP measures, understanding the differences between the measures and incorporating these data points into management’s decision-making process.

You should not consider total segment gross margin, operating margin, Adjusted EBITDA, or DCF in isolation or as a substitute for, or more meaningful than analysis of, our results as reported under GAAP. Total segment gross margin, operating margin, Adjusted EBITDA and distributable cash may be defined differently by other companies in our industry. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables reconcile the non-GAAP financial measures of total segment gross margin, operating margin, Adjusted EBITDA and DCF, to its nearest GAAP measure, Net loss attributable to the Partnership, (in thousands):

	Three months ended June 30,		Six months ended June 30,
Reconciliation of Total Segment Gross Margin to Net loss attributable to the Partnership:	2018	2017	2018	2017

Gas Gathering and Processing Services segment gross margin	$14,539	$12,651	$27,193	$23,902
Liquid Pipelines and Services segment gross margin	7,744	6,765	15,014	13,401
Natural Gas Transportation Services segment gross margin	9,653	5,631	20,340	11,750
Offshore Pipelines and Services segment gross margin	24,330	25,623	49,647	51,426
Terminalling Services segment gross margin (1)	8,851	10,760	16,904	21,920
Total segment gross margin	65,117	61,430	129,098	122,399
Less:
Direct operating expenses	17,611	15,711	36,736	30,043
Operating Margin	47,506	45,719	92,362	92,356
Plus:
(Loss) gain on commodity derivatives, net	(355)	199	(296)	564
Less:
Corporate expenses	23,372	27,374	46,064	57,487
Depreciation, amortization and accretion expense	21,236	26,483	43,234	52,053
Gain (loss) on sale of assets, net	—	18	(95)	(3)
Interest expense	19,691	17,122	33,567	35,078
Other income	(169)	—	(191)	(37)
Construction and operating management income	(262)	65	(234)	534
Income tax expense	557	757	837	1,880
Loss from discontinued operations, net of tax	—	1,801	—	2,511
Net income attributable to noncontrolling interests	13	1,462	57	2,765
Net loss attributable to the Partnership	$(17,287)	$(29,164)	$(31,173)	$(59,348)
_______________________
(1) Segment Gross Margin for our Terminalling Services segment includes Direct Operating expenses. For additional information related to our operating segments, as well as a reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 21 - Reportable Segments, to our Condensed Consolidated Financial Statements.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reconciliation of Net loss attributable to the Partnership to Adjusted EBITDA and DCF:
Net loss attributable to the Partnership	$(17,287)	$(29,164)	$(31,173)	$(59,348)
Add:
Depreciation, amortization and accretion expense excluding non-controlling interest share	21,236	26,198	43,234	51,488
Interest expense, net of capitalized interest excluding realized gain (loss) on interest rate swaps and amortization of deferred financing costs	19,277	13,870	37,009	30,611
Debt issuance costs paid	1,657	714	2,742	2,116
Unrealized losses (gains) on derivatives, net	(739)	1,686	(5,851)	2,059
Non-cash equity compensation expense	1,180	1,195	2,194	5,233
Transaction expenses	6,938	12,067	15,816	20,685
Income tax expense	557	757	837	1,880
Discontinued operations	—	3,789	—	8,687
Distributions from unconsolidated affiliates	20,700	15,900	44,554	38,394
General Partner contribution	8,315	15,130	17,732	24,744
Deduct:
Earnings in unconsolidated affiliates	10,446	17,552	23,119	32,954
Gain on sale of assets	—	—	95	—
Construction and operating management income	148	50	223	513
Adjusted EBITDA	$51,240	$44,540	$103,657	$93,082
Deduct:
Interest expense, net of capitalized interest excluding realized gain (loss) on interest rate swaps and letter of credit fees	(19,298)	(13,937)	(36,987)	(30,651)
Maintenance capital	(2,576)	(2,113)	(7,079)	(4,121)
Preferred distribution	(8,354)	(6,734)	(16,708)	(13,441)
Distributable Cash Flow	$21,012	$21,756	$42,883	$44,869

General Trends and Outlook

In July 2018, the Partnership announced a revised capital allocation strategy that is intended to reduce leverage, provide capital for strategic growth opportunities, and create long-term value. As part of the revised capital allocation strategy the Partnership has determined the most prudent sources of accretive growth capital are proceeds from the sale of non-core assets and the retention of an increased portion of operating cash flow through the reduction of its common unit distribution. Together, cash flow retention and asset sales are expected to enable the Partnership to reallocate capital to meaningful growth opportunities, while promoting balance sheet flexibility, substantially reducing indebtedness and minimizing the need to raise external equity capital.

During the remainder of 2018, our business objectives will continue to focus on maintaining stable cash flows from our existing assets, executing our capital optimization strategy to simplify our business and redeploy capital from non-core assets towards higher return and growth opportunities to increase our long-term cash flows. We believe the key elements to stable cash flows are the diversity of our asset portfolio and our fee-based business which represents a significant portion of our expected gross margins.

We expect to continue to pursue a multi-faceted growth strategy, which includes maximizing drop down opportunities provided by our relationship with ArcLight, capitalizing on organic expansion and pursuing strategic third-party acquisitions in order to grow our cash flows. We expect commodity prices in 2018 to increase compared to 2017, and as a result we expect producer and supplier activities to be impacted, which may increase the growth rate of our Gas Gathering and Processing Services and Natural Gas Transportation Services segments.

During 2018, we anticipate to incur between $14 million and $19 million for capital maintenance, and between $100 million and $120 million for capital expansion primarily including the East Texas NGL Value Chain consolidation, the build-out of the Lavaca system and other organic growth projects.

We expect our business to continue to be affected by the key trends and outlook discussed below and in our Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook.” Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions prove to be incorrect, our actual results may vary materially from our expected results.

Results of Operations — Consolidated

To supplement our financial information presented in accordance with GAAP, our management uses additional measures known as “non-GAAP financial measures”, to evaluate past performance and prospects for the future. Management views these metrics as important factors in evaluating our profitability and reviews these measurements on at least monthly for consistency and trend analysis. These metrics include throughput volumes, storage utilization, segment gross margin, total segment gross margin, operating margin, direct operating expenses on a segment basis, Adjusted EBITDA and DCF on a company-wide basis.

The results of operations for the periods discussed are presented in the tables below:

	Three months ended June 30,
	2018	2017	Change	%
	(In thousands, except percentages)

Revenue	$220,217	$162,030	$58,187	36%
Cost of sales	161,508	115,020	46,488	40%
Direct operating expenses	21,742	18,709	3,033	16%
Corporate expenses	23,372	27,374	(4,002)	(15)%
Depreciation, amortization and accretion expense	21,236	26,483	(5,247)	(20)%
Loss on sale of assets, net	—	18	(18)	(100)%
Operating loss	(7,641)	(25,574)	17,933	70%
Interest expense, net of capitalized interest	(19,691)	(17,122)	(2,569)	15%
Other income, net	169	—	169	—
Earnings in unconsolidated affiliates	10,446	17,552	(7,106)	(40)%
Income tax expense	(557)	(757)	200	(26)%
Loss from continuing operations	(17,274)	(25,901)	8,627	33%
Loss from discontinued operations	—	(1,801)	1,801	(100)%
Net loss	(17,274)	(27,702)	10,428	38%
Less: Net income attributable to non-controlling interests	13	1,462	(1,449)	(99)%
Net loss attributable to the Partnership	$(17,287)	$(29,164)	$11,877	41%

Non-GAAP Financial Measures
Segment gross margin (1)	$65,117	$61,430	$3,687	6%
Adjusted EBITDA (2)	$51,240	$44,540	$6,700	15%
____________________________________
(1) For reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 21 - Reportable Segments to our Condensed Consolidated Financial Statements.
(2) See table in Non-GAAP Financial Measures for a reconciliation of Adjusted EBITDA to its nearest GAAP measure.

	Six months ended June 30,
	2018	2017	Change	%
	(In thousands, except percentages)

Revenue	$426,044	$326,108	$99,936	31%
Cost of sales	311,674	230,488	81,186	35%
Direct operating expenses	45,189	36,114	9,075	25%
Corporate expenses	46,064	57,487	(11,423)	(20)%
Depreciation, amortization and accretion expense	43,234	52,053	(8,819)	(17)%
(Gain) on sale of assets, net	(95)	(3)	(92)	—
Operating income (loss)	(20,022)	(50,031)	30,009	60%
Interest expense, net of capitalized interest	(33,567)	(35,078)	1,511	(4)%
Other income (expense), net	191	(37)	228	—
Earnings in unconsolidated affiliates	23,119	32,954	(9,835)	(30)%
Income tax expense	(837)	(1,880)	1,043	(55)%
Loss from continuing operations	(31,116)	(54,072)	22,956	42%
Loss from discontinued operations	—	(2,511)	2,511	(100)%
Net loss	(31,116)	(56,583)	25,467	45%
Less: Net income attributable to non-controlling interests	57	2,765	(2,708)	(98)%
Net loss attributable to the Partnership	$(31,173)	$(59,348)	$28,175	47%

Non-GAAP Financial Measures
Segment gross margin (1)	$129,098	$122,399	$6,699	5%
Adjusted EBITDA (2)	$103,657	$93,082	$10,575	11%
____________________________
(1) For reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 21 - Reportable Segment, to our Condensed Consolidated Financial Statements.
(2) See table in Non-GAAP Financial Measures for a reconciliation of adjusted EBITDA to its nearest GAAP measure.

Net loss attributable to the Partnership decreased by $11.9 million to $17.3 million or 41% for the three months ended June 30, 2018, as compared to $29.2 million for the same period in 2017, primarily reflecting increased revenues from both commodity sales and services, partially offset by higher operating expenses, mainly due to cost of sales increases associated with higher revenues, and lower earnings in unconsolidated affiliates. Net loss attributable to the Partnership decreased by $28.2 million to $31.2 million for the six months ended June 30, 2018, as compared to $59.3 million for the same period in 2017, primarily reflecting increased revenues from both commodity sales and services partially offset by higher operating expenses, mainly due to cost of sales increases associated with higher revenues, and lower earnings in unconsolidated affiliates.

Segment gross margin increased by $3.7 million, or 6%, to $65.1 million for the three months ended June 30, 2018 compared to $61.4 million for the three months ended June 30, 2017. The increase of $3.7 million for the three months ended June 30, 2018 was primarily due to higher segment gross margin in our Natural Gas Transportation Services, Gas Gathering and Processing Services and Liquid Pipelines and Services segments offset by decreases in our Offshore Pipelines and Services and Terminalling Services segments. Segment gross margin increased by $6.7 million to $129.1 million for the six months ended June 30, 2018 compared to $122.4 million for the six months ended June 30, 2017. The increase of $6.7 million for the six months ended June 30, 2018 was primarily due to higher segment gross margin in our Natural Gas Transportation Services, Gas Gathering and Processing Services and Liquid Pipelines and Services segments offset by decreases in our Offshore Pipelines and Services and Terminalling Services segments.

For the three months ended June 30, 2018, Adjusted EBITDA increased by $6.7 million to $51.2 million, or 15%, compared to the same period in 2017. The increase was primarily due to improvements in Net loss attributable to the Partnership from an increase in revenues partially offset by increased operating expenses. For the six months ended June 30, 2018, Adjusted EBITDA increased by $10.6 million to $103.7 million, or 11%, compared to the same period in 2017. The increase was primarily due to improvements in Net loss attributable to the Partnership caused by an increase in revenues partially offset by increased operating expenses.

We distributed $21.9 million to holders of our common units, or $0.4125 per common unit, during the three months ended June 30, 2018, which represents the distribution for the first quarter of 2018, and we distributed $43.6 million, or $0.8250 per common unit, during the six months ended June 30, 2018, which represents the distribution for the fourth quarter of 2017 and the first quarter of 2018.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue. Our total revenue for the three months ended June 30, 2018 was $220.2 million compared to $162.0 million for the three months ended June 30, 2017. This increase of $58.2 million was primarily due to the following:

•
an increase in our Liquid Pipelines and Services segment revenue of $37.0 million was primarily due to an $8.6 million increase from increased volumes in our Crude Oil Supply and Logistics business (“COSL”) from Shell and Phillips 66 and $31.7 million due to a higher favorable average price increase of $17.20/Bbl partially offset by the impact of Topic 606 totaling $2.1 million.

•
an increase in our Gas Gathering and Processing Services segment revenue of $10.0 million primarily due to higher pricing for NGLs, natural gas and condensate at the Longview Plant of $5.3 million, higher revenue at the Chatom-Bazor Ridge facility due to increased supply of separator liquids of $3.0 million and new contracts at our Yellow Rose facility in the amount of $2.4 million.

•
an increase in our Offshore Pipelines and Services segment revenue of $6.4 million primarily due to the impact of acquiring the remaining interest in the Viosca Knoll Gathering System (“VKGS”) in 2017.

Cost of Sales. Our purchases of natural gas, NGLs, condensate and crude oil for the three months ended June 30, 2018 were $161.5 million compared to $115.0 million for the three months ended June 30, 2017. The increase of $46.5 million was primarily due to the new connection with Hunt and Henry Resources in our Liquid Pipelines and Services segment and higher crude oil pricing of $37.1 million, increases of $8.2 million from our Gas Gathering and Processing Services segment due to higher sales at our Longview and Yellow Rose plants and $1.0 million from higher prices and volumes at the Chatom-Bazor Ridge facility. These increases were partially offset by a decrease in our Natural Gas Transportation Services segment of $3.4 million due to lower market prices and imbalances of $3.4 million.

Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2018 were $21.7 million compared to $18.7 million for the three months ended June 30, 2017. This increase of $3.0 million was mainly due to acquisitions during 2017 of which $1.6 million related to Panther's entities, $1.2 million for VKGS and $0.2 million from the Trans-Union Pipeline.

Corporate Expenses. Corporate expenses for the three months ended June 30, 2018 were $23.4 million compared to $27.4 million for the three months ended June 30, 2017. This decrease of $4.0 million was primarily due to reductions of $1.0 million in legal fees, $0.6 million reduction in office rent expense, $0.5 million in insurance costs, $0.3 million in environmental costs, and the remaining balance of $1.6 million in lower transaction related costs.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the three months ended June 30, 2018 was $21.2 million compared to $26.5 million for the three months ended June 30, 2017. This decrease of $5.2 million was primarily due to $5.9 million in Marine and Refined Products terminals being classified as assets held for sale and $1.4 million in decreased depreciation and amortization due to the 2017 year-end impairments. This was offset by an increase of $2.0 million due to the acquisitions in the second and third quarters of 2017.

Interest Expense, net of capitalized interest. Interest expense for the three months ended June 30, 2018 was $19.7 million compared to $17.1 million for the three months ended June 30, 2017. The increase of $2.6 million was primarily due to higher interest charges of $3.2 million on the 8.50% Senior Notes, as a result of the $125.0 million bond offering in the fourth quarter of 2017 and higher interest expense on our revolving credit facility of $3.3 million due to increased revolver borrowings outstanding, offset by the favorable position of our interest rate swaps in the amount of $3.7 million. The outstanding balance on our revolving credit facility was $776.3 million as of June 30, 2018.

Earnings in Unconsolidated Affiliates. Earnings in unconsolidated affiliates for the three months ended June 30, 2018 was $10.4 million compared to $17.6 million for the three months ended June 30, 2017. This decrease of $7.1 million was primarily due to temporary curtailment of production flows at Delta House as certain third party-owned upstream infrastructure required remedial work. This remediation is scheduled to be completed later in 2018, at which time full production is anticipated to resume flowing into Delta House.

Loss from Discontinued Operations. Loss from discontinued operations for the three months ended June 30, 2017 was associated with our Propane Business which was discontinued in September 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue. Our total revenue for the six months ended June 30, 2018 was $426.0 million compared to $326.1 million for the six months ended June 30, 2017. This increase of $99.9 million was primarily due to the following:

•
an increase in our Gas Gathering and Processing Services segment of $11.3 million primarily due to higher sales at the Longview Plant and Yellow Rose facility of $14.3 million, increased sales of approximately $1.7 million at the Mesquite Plant due to the stabilizer being down for most of the first half of 2017, new marketing contracts of $3.3 million offset by the impact of the implementation of Topic 606 by $8.0 million.

•
an increase in our Liquid Pipelines and Services segment revenue of $75.3 million was primarily due to an higher prices and volume of $63.2 million on COSL, and an increase of $15.1 million due to higher volume and prices on crude oil sales contracts. These increases were partially offset by $5.3 million as a result of implementing Topic 606.

•
an increase in our Natural Gas Transportation Services segment revenue of $7.8 million driven by an increase of $5.5 million as a result of our Trans Union acquisition in the fourth quarter of 2017 and increased marketing activity partially offset by lower market prices of $1.2 million related to the Magnolia system.

•
an increase in our Offshore Pipelines and Services segment of $6.1 million was primarily due to the impact of acquiring the remaining interests in MPOG (MPOG was formerly owned at 66.7%) and POC in 2017 of $4.8 million, results from VKGS totaling $3.0 million, partially offset by a reduction in operating fees and guaranteed revenue of $1.2 million on American Panther and no plant thermal reduction (“PTR”) fees on High Point Gas Transmission (“HPGT”) for $0.5 million.

•
a decrease in our Terminalling Services segment revenue of $0.7 million was driven by a $4.4 million reduction in storage and utilization at our Cushing terminal due to tank maintenance and a new contract with lower storage and rate terms partially offset by a $1.1 million increase in throughput revenues at our Caddo Mills terminal as a result of facility enhancements and $2.6 million increase as a result of adopting Topic 606.

Cost of Sales. Our purchases of natural gas, NGLs, condensate and crude for the six months ended June 30, 2018 was $311.7 million compared to $230.5 million for the six months ended June 30, 2017. This increase of $81.2 million was mostly due to higher NGL, natural gas and condensate purchases of $8.2 million due to an increase in throughput at the Longview Plant and new marketing contracts, increased crude oil prices and volumes in our Liquid Pipelines and Services segment driven by favorable market conditions resulting in increased producer activity for $61.1 million, higher volumes and pricing relate to marketing contracts of $15.0 million partially offset by a decrease of $5.0 million as a result of implementing Topic 606.

Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2018 were $45.2 million compared to $36.1 million for the six months ended June 30, 2017. This increase of $9.1 million was primarily due to acquisitions during 2017 resulting in an $8.4 million increase in direct operating expenses ($5.7 million from Panther's entities, $2.4 million from VKGS and $0.3 million from Trans-Union Pipeline). The additional increase of $0.7 million related to repair and maintenance and other operating expenses at the High Point and Harvey terminals facility.

Corporate Expenses. Corporate expenses for the six months ended June 30, 2018 were $46.1 million compared to $57.5 million for the six months ended June 30, 2017. This decrease of $11.4 million was primarily due to reductions of $3.2 million in salaries and wages due to lower equity and stock-based compensation, $1.8 million reduction in contractors and consultants costs, $1.5 million in lower office rent and utilities expenses, $0.9 million in legal fees, $0.8 million in insurance costs, $0.5 million in environmental costs, $0.5 million in lower communication costs (after discontinuing JPEP’s legacy cellular and landline services), and the remaining balance of $2.2 million in lower transaction related costs.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expense for the six months ended June 30, 2018 was $43.2 million compared to $52.1 million for the six months ended June 30, 2017. This decrease of $8.8 million was primarily due to $9.6 million in Marine and Refined Products terminals being classified as assets held for sale and $3.8 million in decreased depreciation and amortization due to the 2017 year-end impairments and adjustments. This was offset by an increase of $4.5 million due to the acquisitions in the second and third quarters of 2017.

Interest Expense, net of capitalized interest. Interest expense for the six months ended June 30, 2018 was $33.6 million compared to $35.1 million for the six months ended June 30, 2017. This decrease of $1.5 million was primarily due to the favorable position of our interest rate swaps in the amount of $10.6 million and the reduced interest expense of $1.9 million related to the acceleration of deferred financing costs due to the settlement of the JPE debt in March 2017, partially offset by the higher interest charges of $6.2 million on the 8.50% Senior Notes, as a result of the $125.0 million bond offering in the fourth quarter of 2017 and higher interest expense on our revolving credit facility of $4.4 million due to increased revolver borrowings outstanding.

Earnings in Unconsolidated Affiliates. Earnings in unconsolidated affiliates for the six months ended June 30, 2018 was $23.1 million compared to $33.0 million for the six months ended June 30, 2017. This decrease of $9.8 million was primarily due to temporary curtailment of production flows at Delta House as certain third party-owned upstream infrastructure required remedial work. This remediation is scheduled to be completed later in 2018, at which time full production is anticipated to resume flowing into Delta House. This decrease of $13.6 million due to Delta House was partially offset by increased earnings of new well start ups at Okeanos and fully consolidating MPOG in 2018 and to the Cayenne Pipeline, in which we have a 50% interest, that began operating in January 2018.

Results of Operations — Segment Results

Gas Gathering and Processing Services Segment

The table below contains key segment performance indicators related to our Gas Gathering and Processing Services segment (in thousands except operating and pricing data).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment Financial and Operating Data:
Gas Gathering and Processing Services segment
Financial data:
Commodity sales	$36,369	$33,650	$65,256	$62,423
Services	13,140	5,657	19,929	11,291
Revenue from operations	49,509	39,307	85,185	73,714
Gain (loss) on commodity derivatives, net	(294)	(98)	(292)	(105)
Segment revenue	49,215	39,209	84,893	73,609
Cost of sales	34,948	26,582	58,003	49,769
Direct operating expenses	5,736	8,045	12,606	16,110
Other financial data:
Segment gross margin (1)	$14,539	$12,651	$27,193	$23,902
Operating data:
Average throughput (MMcf/d)	174.6	209.0	167.6	208.3
Average plant inlet volume (MMcf/d) (2)	46.4	104.5	44.1	103.9
Average gross NGL production (Mgal/d) (2)	331.4	398.8	296.9	348.2
Average gross condensate production (Mgal/d) (2)	81.6	79.8	75.1	80.9
 _______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes.
(2) Excludes volumes and gross production under our elective processing arrangements.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Commodity sales. Commodity sales revenue for the three months ended June 30, 2018 was $36.4 million compared to $33.7 million for the three months ended June 30, 2017. The increase of $2.7 million resulted from a combination of the following:

•	increased sales of NGLs, natural gas and condensate at the Longview Plant for $8.3 million primarily due to higher prices partially offset by slightly lower volumes.

•
increased sales of NGLs, natural gas and condensate in the Permian at the Yellow Rose facility in the amount of $2.4 million primarily as a result of new marketing contracts that began in the late fourth quarter of 2017.

•
increase in sales at the Chatom-Bazor Ridge facility of approximately $3.0 million due to increased supplies of separator liquids from a new producer partially offset by lower NGL and natural gas sales of approximately $0.7 million and $0.6 million, respectively.

•
increased sales of $0.2 million and $0.3 million at Chapel Hill and Mesquite facilities, respectively, due to higher pricing and increased production at Mesquite facility due the stabilizer being fully operational in 2018.

•	increased sales of $2.2 million as a result of new marketing contracts starting in early 2018.

•
the increases noted above were essentially offset by decreases in average throughput and plant inlet volumes from our Burns Point facility being down in 2018, decreases in NGL volumes at the Longview and Chatom-Bazor Ridge facilities due to lower volumes received from certain producers, weather and plant outages, and a $11.9 million reduction in Commodity Sales due to implementation of Topic 606, in which we determined that certain percentage of proceeds (“POP”) contracts should be recorded on a net basis instead of a gross basis. This determination resulted in a reduction in Commodity sales, partially offset by an increase in Services revenue, and a corresponding Cost of Sales reduction associated with these POP contracts. Total segment gross margin was not impacted by the implementation of Topic 606.

Services revenue. Segment services revenue for the three months ended June 30, 2018 was $13.1 million compared to $5.7 million for the three months ended June 30, 2017. Service revenue increased by $7.5 million, primarily due to higher amounts of recovered product and compression fees on Yellow Rose of $0.8 million partially offset by reduced fees of $0.4 million as a result of a plant outage at Chatom Bazor-Ridge. While these two items offset each other, as a result of Topic 606 implementation, we have determined that certain POP contracts should be recorded on a net basis, resulting in a $6.3 million increase in Services revenue.

Cost of Sales. Purchases of natural gas, NGLs and condensate for the three months ended June 30, 2018 were $34.9 million, compared to $26.6 million for the three months ended June 30, 2017. The increase of $8.4 million was primarily due to increased sales of NGLs, natural gas and condensate sales at the Longview and Chatom-Bazor Ridge Plants of approximately $5.5 million and $1.5 million, respectively, and increased sales of NGLs and condensate at Yellow Rose of $1.3 million. New marketing contracts in 2018 increased purchases by $5.6 million offset by $5.6 million due to Topic 606 implementation as discussed above.

Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2018 was $5.7 million compared to $8.0 million for the three months ended June 30, 2017. The $2.3 million decrease was mainly due to $0.5 million lower leases and rents at Chapel Hill, Lavaca and Chatom facilities, $0.5 million in lower outside services at Longview and Yellow Rose facilities, and $0.5 million in lower salaries and wages at Longview, Chatom and Bazor Ridge facilities. The remaining variance of $0.8 million was due to other operating expenses throughout the Gas Gathering and Processing segment.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Commodity sales. Commodity sales revenue for the six months ended June 30, 2018 was $65.3 million compared to $62.4 million for the six months ended June 30, 2017. This increase of $2.8 million resulted from a combination of the following:

•
increased sales of NGLs and condensate at the Longview Plant of $10.5 million due primarily to higher prices in the current year and three new contracts, two of which began in the first quarter of 2018.

•	increased sales of NGLs and condensate at the Yellow Rose facility of $3.8 million primarily due to higher volumes.

•	increased sales of approximately $1.7 million at the Mesquite Plant due to the stabilizer being down for most of the first half of 2017.

•	increased sales of NGLs of approximately $3.3 million as a result of new marketing contracts that began in the fourth quarter of 2017.

•
the increases noted above were essentially offset by decreases in average throughput and plant inlet volumes from our Burns Point facility being down in 2018, decreases in NGL volumes at the Longview and Chatom-Bazor Ridge facilities due to lower volumes received from certain producers, weather and plant outages, and a $16.4 million reduction in Commodity Sales due to implementation of Topic 606 in which we determined that certain POP contracts should be recorded on a net basis instead of a gross basis. This determination resulted in a reduction in Commodity Sales, partially offset by an increase in Services revenue, and a corresponding Cost of Sales reduction associated with these POP contracts. Total segment gross margin was not impacted by the implementation of Topic 606.

Services revenue. Segment services revenue for the six months ended June 30, 2018 was $19.9 million compared to $11.3 million for the six months ended June 30, 2017. The increase of approximately $8.6 million was primarily due to the impact of implementing Topic 606 in the amount of $7.6 million, increased service fees of $0.9 million at the Lavaca plant from increased throughput from new wells partially offset by the impact of $0.3 million from a Longview XTO contract that was changed from a service contract to a product purchase in March of 2017 and lower service fees of approximately $0.5 million as a result of a plant outage at the Chatom-Bazor Ridge facility.

Cost of Sales. Purchases of natural gas, NGLs and condensate for the six months ended June 30, 2018 were $58.0 million compared to $49.8 million for the six months ended June 30, 2017. This increase of $8.2 million was primarily due to increased NGL sales from new marketing contracts of $8.2 million, increased sales of NGLs, increased natural gas, marketing and condensate sales at the Longview Plant of $7.4 million, increased sales of NGLs at Yellow Rose of $1.6 million, and increased volumes and prices of $1.0 million at the Chatom/Bazor Ridge and Glade Crossing facilities. These increases were offset by $10 million due to Topic 606 implementation as discussed above.

Direct Operating Expenses. Direct operating expenses of $12.6 million for six months ended June 30, 2018, a decrease from $16.1 million for the six months ended June 30, 2017. The $3.5 million decrease was mainly due to $1.0 million decrease in outside services, $0.8 million decrease in leases and rents, $0.8 million in lower salaries and wages, and $0.4 million in lower environmental costs. The remaining variance of $0.5 million was due to lower operating expenses mainly at the Longview, Lavaca, Chapel Hill, Chatom-Bazor Ridge and Yellow Rose facilities.

Liquid Pipelines and Services Segment

The table below contains key segment performance indicators related to our Liquid Pipelines and Services segment (in thousands except operating and pricing data).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment Financial and Operating Data:
Liquid Pipelines and Services segment
Financial data:
Commodity sales	$116,516	$79,566	$232,297	$158,511
Services	4,101	3,591	8,091	8,057
Revenue from operations	120,617	83,157	240,388	166,568
Gain on commodity derivatives, net	(61)	297	(4)	669
Earnings in unconsolidated affiliates	2,485	1,482	4,706	2,569
Segment revenue	123,041	84,936	245,090	169,806
Cost of sales	115,193	78,101	229,998	156,386
Direct operating expenses	2,352	2,248	5,138	4,700
Other financial data:
Segment gross margin (1)	$7,744	$6,765	$15,014	$13,401
Operating data (2) :
Average throughput Pipeline (Bbls/d)	37,199	32,957	36,153	33,020
Average throughput Truck (Bbls/d)	3,180	1,943	3,567	1,751
_______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes.
(2) These volumes exclude volumes from our equity investments.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Commodity sales. Segment revenue from crude oil for the three months ended June 30, 2018 was $116.5 million compared to $79.6 million for the three months ended June 30, 2017. The increase of $37.0 million was primarily due to an $8.6 million increase on COSL as a result of increased volume from Shell and Phillips 66 and $31.7 million due to a higher favorable average price increase of $17.20/Bbl in the second quarter of 2018 compared to the second quarter of 2017. These increases were partially offset by $2.1 million as a result of changing the recording of a contract from a gross to net basis and $1.1million as a result of lower volumes of sour crude being processed in 2018.

Services revenue. Segment services revenue for the three months ended June 30, 2018 was $4.1 million compared to $3.6 million for the three months ended June 30, 2017. An increase of $0.5 million was due to higher trucking volumes offset by lower third-party dispatch fees due to increased intercompany hauling.

Earnings in Unconsolidated Affiliates. Earnings in unconsolidated affiliates for the three months ended June 30, 2018 was $2.5 million compared to $1.5 million for the three months ended June 30, 2017. The increase of $1.0 million was primarily due to the Cayenne Pipeline in which we have a 50% interest that began operating in January 2018.

Cost of Sales. Purchases of crude oil for the three months ended June 30, 2018 was $115.2 million compared to $78.1 million for the three months ended June 30, 2017. The increase of $37.1 million resulted from higher volumes primarily due to the new connection with Hunt and Henry Resources that began in December 2017 and higher crude oil pricing.

Direct Operating Expenses. Direct operating expenses were $2.4 million for the three months ended June 30, 2018, an increase from $2.2 million for the three months ended June 30, 2017, mainly due to $0.1 million in higher salaries and wages and $0.1 million in higher leases and rents related to Silver Dollar Pipeline and the Trucking business (COSL Texas Panhandle).

Six Months ended June 30, 2018 Compared to Six Months ended June 30, 2017

Commodity Sales. Segment revenue from crude oil for the six months ended June 30, 2018 was $232.3 million compared to $158.5 million for the six months ended June 30, 2017. The increase of $73.8 million was primarily due to higher prices and volume of $63.2 million on COSL, an increase of $15.1 million due to higher volume and prices on crude oil sales contracts. These increases were partially offset by $5.3 million as a result of implementing Topic 606.

Earnings in Unconsolidated Affiliates. Earnings in unconsolidated affiliates for the six months ended June 30, 2018 was $4.7 million compared to $2.6 million for the six months ended June 30, 2017. The increase of $2.1 million was primarily due to the Cayenne Pipeline, in which we have a 50% interest, that began operating in January 2018.

Cost of Sales. Purchases of crude oil for the six months ended June 30, 2018 was $230.0 million compared to $156.4 million for the six months ended June 30, 2017. The increase of $73.6 million was primarily due to the increase in crude prices and crude sales volumes driven by favorable market conditions resulting in higher realized crude prices and increased producer activity of $61.1 million for COSL, higher volumes and pricing related to marketing contracts of $15.0 million, increased trucking volumes and related expenses of $1.4 million and a decrease of $5.0 million as a result of implementing Topic 606.

Direct Operating Expenses. Direct operating expenses were $5.1 million for the six months ended June 30, 2018, an increase from $4.7 million for the six months ended June 30, 2017. The difference was mainly due to $0.2 million in higher salaries and wages and $0.2 million in higher leases and rents related to Silver Dollar Pipeline and the Trucking business (COSL Texas Panhandle).

Natural Gas Transportation Services Segment

The table below contains key segment performance indicators related to our Natural Gas Transportation Services segment (in thousands except operating and pricing data).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment Financial and Operating Data:
Natural Gas Transportation Services segment
Financial data:
Commodity sales	$5,475	$6,442	$12,116	$13,310
Services	10,092	4,955	19,513	10,525
Segment revenue	15,567	11,397	31,629	23,835
Cost of sales	5,839	5,678	11,126	11,938
Direct operating expenses	1,812	1,928	3,485	3,163
Other financial data:
Segment gross margin (1)	$9,653	$5,631	$20,340	$11,750
Operating data:
Average throughput (MMcf/d)	614.1	407.3	711.7	398.5
 _______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Commodity Sales. Segment sales of natural gas, NGLs and condensate for the three months ended June 30, 2018 were $5.5 million compared to $6.4 million for the three months ended June 30, 2017. The decrease was primarily due to lower market pricing.

Services revenue. Segment services revenue for the three months ended June 30, 2018 was $10.1 million compared to $5.0 million for the three months ended June 30, 2017. The increase of $5.1 million was primarily due to increased volumes related to our acquisition of Trans-Union in the fourth quarter of 2017.

Cost of Sales. Purchases of natural gas, NGLs and condensate for the three months ended June 30, 2018 were $5.8 million as compared to $5.7 million for the three months ended June 30, 2017. The increase of $0.2 million can be primarily attributed to $0.9 million related to lower market prices and imbalances on a number of our systems totaling $2.3 million.

Direct Operating Expenses. Direct operating expenses for the three months ended June 30, 2018 were $1.8 million compared to $1.9 million for the three months ended June 30, 2017. The decrease of $0.1 million was primarily due to line loss related to Midla Pipeline.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Commodity Sales. Segment sales of natural gas, NGLs and condensate for the six months ended June 30, 2018 were $12.1 million compared to $13.3 million for the six months ended June 30, 2017. The decrease of $1.2 million was primarily due to a decrease in market prices related to the Magnolia system.

Services revenue. Segment services revenue for the six months ended June 30, 2018 was $19.5 million compared to $10.5 million for the six months ended June 30, 2017. This increase of $9.0 million was primarily due to an increase of $3.2 million resulting from higher volumes related to our Trans Union acquisition in the fourth quarter of 2017, an increase in marketing activity of $1.2 million and an increase of $0.9 million due to the implementation of accounting Topic 606.

Cost of Sales. Purchases of natural gas, NGLs and condensate for the six months ended June 30, 2018 were $11.1 million as compared to $11.9 million for the six months ended June 30, 2017. This decrease of $0.8 million was primarily due to lower market prices of $1.1 million related to the Magnolia system and imbalances of approximately $1.9 million on a number of our systems.

Direct Operating Expenses. Direct operating expenses for the six months ended June 30, 2018 were $3.5 million compared to $3.2 million for the six months ended June 30, 2017. The increase of $0.3 million was primarily due to property tax adjustments and repair and maintenance costs.

Offshore Pipelines and Services Segment

The table below contains key segment performance indicators related to our Offshore Pipelines and Services segment (in thousands except operating and pricing data).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment Financial and Operating Data:
Offshore Pipelines and Services segment
Financial data:
Commodity sales	$2,707	$2,440	$5,256	$6,203
Services	15,812	9,699	30,124	20,767
Revenue from operations	18,519	12,139	35,380	26,970
Earnings in unconsolidated affiliates	7,961	16,070	18,413	30,385
Segment revenue	26,480	28,209	53,793	57,355
Cost of sales	2,150	2,586	4,146	5,929
Direct operating expenses	7,711	3,490	15,507	6,070
Other financial data:
Segment gross margin (1)	$24,330	$25,623	$49,647	$51,426
Operating data (2):
Average throughput (MMcf/d)	326.7	322.3	314.8	363.0
_______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes.
(2) These volumes exclude Equity Investment volumes.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Commodity Sales. Segment sales of natural gas, NGLs and condensate for the three months ended June 30, 2018 was $2.7 million compared to $2.4 million for the three months ended June 30, 2017. The increase of $0.3 million was primarily due to increased sales from our acquisition of Panther in the third quarter of 2017 partially offset by a reduction of sales from lower volumes on our Gloria-Lafitte system due to less refinery load.

Services revenue. Segment services revenue for the three months ended June 30, 2018 was $15.8 million compared to $9.7 million for the three months ended June 30, 2017. The increase of $6.1 million was primarily due to the impact of acquisitions in the second and third quarters of 2017 of $7.8 million partially offset by a reduction in operating fees and guaranteed revenue, due to a contract change in the first quarter of 2018 on American Panther of $1.2 million and a reduction of other fees at High Point Gas Transmission for $0.5 million.

Earnings in unconsolidated affiliates. Earnings for the three months ended June 30, 2018 were $8.0 million compared to $16.1 million for the three months ended June 30, 2017. The decrease of $8.1 million was primarily due to temporary curtailment of production flows on Delta House as certain third party-owned upstream infrastructure required remediation work. Additionally, Destin was also impacted for $0.9 million and these decreases were partially offset by increased earnings of $0.5 million as a result of new well activity on Okeanos and $0.4 million as a result of MPOG no longer being an unconsolidated affiliate.

Cost of Sales. Purchases of natural gas, NGLs and condensate for the three months ended June 30, 2018 were $2.2 million compared to $2.6 million for the three months ended June 30, 2017. The decrease of $0.4 million was primarily due to the reductions from decreased production at Mud Lake on our Gloria system partially offset by increases due to the Panther acquisition in the third quarter of 2017.

Direct Operating Expenses. Direct operating expenses were $7.7 million for three months ended June 30, 2018 and $3.5 million for the three months ended June 30, 2017. The increase of $4.2 million was primarily due increases in operating costs related to the acquisitions in 2017, comprised of $2.6 million for Panther’s entities and $1.2 million for VKGS, and $0.4 million in repair and maintenance and other operating expenses related to High Point System.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Commodity Sales. Segment sales of natural gas, NGLs and condensate for the six months ended June 30, 2018 was $5.3 million compared to $6.2 million for the six months ended June 30, 2017. This decrease of $0.9 million was primarily due to lower volumes sold to the Phillips 66 Refinery on our Gloria system for $2.6 million partially offset by a $1.6 million increase in sales from the acquisition of Panther in the third quarter of 2017.

Services revenue. Segment services revenue for the six months ended June 30, 2018 was $30.1 million compared to $20.8 million for the six months ended June 30, 2017. This increase of $9.4 million was primarily due to the impact of acquisitions in the second and third quarters of 2017 of $14.8 million partially offset by a reduction in operating fees and guaranteed revenue due to a contract change in the first quarter of 2018 on American Panther of $2.9 million and $2.5 million on HPGT as a result of lower fees.

Earnings in unconsolidated affiliates. Earnings for the six months ended June 30, 2018 were $18.4 million compared to $30.4 million for the six months ended June 30, 2017. The decrease of $12.0 million was primarily due to temporary curtailment of production flows on Delta House as certain third party-owned upstream infrastructure required remediation work. Additionally, Destin was also impacted for $0.7 million and these decreases were partially offset by increased earnings of $1.0 million as a result of new well activity on Okeanos and $0.5 million as a result of MPOG no longer being an unconsolidated affiliate.

Cost of Sales. Purchases of natural gas, NGLs and condensate for the six months ended June 30, 2018 were $4.1 million compared to $5.9 million for the six months ended June 30, 2017. This decrease of $1.8 million was primarily due to the reductions from decreased production at Mud Lake on our Gloria system of $3.2 million offset by a $0.6 million imbalance; imbalance activity at High Point Gas Gathering, L.L.C. (“HPGG”) and High Point Gas Transmission, L.L.C. (“HPGT”) of $1.0 million, offset by an increase of $1.8 million due to the Panther acquisition in the third quarter of 2017.

Direct Operating Expenses. Direct operating expenses of $15.5 million and $6.1 million for the six months ended June 30, 2018 and 2017. This increase of $9.4 million was mainly due to $8.2 million in operating costs related to the acquisitions in 2017, comprised of $5.7 million for Panther’s entities and $2.5 million for VKGS. Additionally, an increase of $0.6 million due to higher insurance costs, $0.4 million related to High Point System repair and maintenance projects. The remaining variance of $0.2 million was due to weather derivatives and line pack adjustments.

Terminalling Services Segment

The table below contains key segment performance indicators related to our Terminalling Services segment (in thousands except operating data).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment Financial and Operating Data:
Terminalling Services segment
Financial data:
Commodity sales	$3,670	$2,378	$8,674	$7,550
Services	12,690	13,453	25,084	26,907
Segment revenue	16,360	15,831	33,758	34,457
Cost of sales	3,378	2,073	8,401	6,466
Direct operating expenses	4,131	2,998	8,453	6,071
Other financial data:
Segment gross margin (1)	$8,851	$10,760	$16,904	$21,920
Operating data:
Contracted capacity (Bbls)	4,574,767	5,139,367	4,574,767	5,219,517
Design capacity (Bbls) (2)	5,417,467	5,400,800	5,409,133	5,400,800
Storage utilization (3)	84.4%	95.2%	84.6%	96.6%
Terminalling and Storage throughput (Bbls/d)	61,405	60,711	59,100	116,990
__________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to its nearest GAAP measure, Income from continuing operations before income taxes.
(2) Excludes terminals in our Refined Products and Marine Products as they have been classified as assets held for sale.
(3) Excludes storage utilization associated with our discontinued operations.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Commodity Sales. Segment commodity sales for the three months ended June 30, 2018 was $3.7 million compared to $2.4 million for the three months ended June 30, 2017. The increase of $1.3 million was driven by higher prices at the Caddo Mills and North Little Rock terminals.

Services Revenue. Segment services revenue for the three months ended June 30, 2018 was $12.7 million compared to $13.5 million for the three months ended June 30, 2017. The decrease of $0.8 million was primarily driven by a $2.2 million reduction in storage and utilization at our Cushing terminal due to tank maintenance and a new contract with lower storage and rate terms, partially offset by an increase in storage fees of $0.7 million at the Harvey terminal, a $0.2 million increase in throughput revenues at our Caddo Mills terminal as a result of facility enhancements.

Cost of Sales. Segment purchases of NGLs for the three months ended June 30, 2018 were $3.4 million compared to $2.1 million for the three months ended June 30, 2017. The increase of $1.3 million was primarily due to higher prices of $0.6 million at the Caddo Mills and North Little Rock terminals and the adoption of Topic 606 impacting cost by $0.6 million.

Direct Operating Expenses. Segment direct operating expenses for the three months ended June 30, 2018 were $4.1 million compared to $3.0 million for the three months ended June 30, 2017. This increase of $1.1 million was mainly due to an increase in direct operating expenses at the Harvey, North Little Rock and Brunswick facilities, which was comprised of $0.6 million in other operating expenses such as supplies, tooling and environmental, and $0.3 million in outside services and security contractors, and $0.2 million in utilities and taxes.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Commodity Sales. Segment commodity sales for the six months ended June 30, 2018 were $8.7 million compared to $7.6 million for the six months ended June 30, 2017. The increase of $1.1 million was driven by higher prices at the Caddo Mills and North Little Rock terminals.

Services Revenue. Segment services revenue for the six months ended June 30, 2018 was $25.1 million compared to $26.9 million for the six months ended June 30, 2017. The decrease of $1.8 million was primarily driven by a $4.4 million reduction in storage and utilization at our Cushing terminal due to tank maintenance and a new contract with lower storage and rate terms, partially offset by a $2.5 million increase as a result of adopting Topic 606.

Cost of Sales. Segment purchases of NGLs for the six months ended June 30, 2018 was $8.4 million compared to $6.5 million for the six months ended June 30, 2017. The increase of $1.9 million was primarily due to the higher costs related to volumes sold at the Caddo Mills and North Little Rock terminals and the adoption of Topic 606 increasing costs by approximately $1.6 million.

Direct Operating Expenses. Segment direct operating expense for the six months ended June 30, 2018 was $8.5 million compared to $6.1 million for the six months ended June 30, 2017. This increase of $2.4 million was mainly due to an increase at the Harvey, North Little Rock, Westwego and Brunswick facilities, which was comprised of $1.0 million in outside services (security contractors and general repair and maintenance costs), $0.4 million in utilities and taxes and $1.0 million in higher reimbursable costs at Harvey, Westwego and Brunswick facilities.

Liquidity and Capital Resources

Overview

Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.

Our primary sources of liquidity are:

•	cash flows from operating activities;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Credit Agreement;

•	proceeds from private and public offerings of debt;

•	issuances of letters of credit in lieu of prepayments;

•	issuances of additional common units, preferred units or other securities;

•	proceeds from asset rationalization; and

•	cash and liquidity support from ArcLight and/or its affiliates.

We believe cash generated from these sources will be sufficient to meet our short-term working capital requirements, medium-term maintenance capital expenditure requirements, and quarterly cash distributions for the next twelve months. In the event these sources are not sufficient, we would pursue other sources of cash funding, including, but not limited to, additional forms of secured or unsecured debt or preferred equity financing. In addition, we would reduce non-essential capital expenditures, controllable direct operating expenses and corporate expenses, as necessary, and our Partnership Agreement allows us to reduce or eliminate quarterly distributions on our common units. We plan to finance our growth capital expenditures primarily from the sale of non-core assets and through additional forms of debt or equity financing. Availability and terms of any financing depend on market and other conditions, many of which are beyond our control. We may not be able to access financing as, and when, desired.

Changes in natural gas, crude oil, NGL and condensate prices and the terms of our contracts may have a direct impact on our generation and use of cash from operations due to their impact on net income (loss), along with the resulting changes in working capital. In the past, we mitigated a portion of our anticipated commodity price risk associated with the volumes from our gathering and processing activities with fixed price commodity swaps. For additional information regarding our derivative activities, see the information provided under Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk in our 2017 Form 10-K.

The counterparties to certain of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds is determined on a counterparty by counterparty basis and is impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative natural gas and crude oil forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis.

On June 29, 2018, we amended our $900 million revolving credit facility agreement, dated March 8, 2017 (the “Original Credit Agreement”), by entering into that certain First Amendment to Second Amended and Restated Credit Agreement (the “Amendment” and, the Original Credit Agreement as amended by the Amendment, the “Credit Agreement”; capitalized terms used but not defined herein shall have the meanings assigned thereto in the Credit Agreement) with a syndicate of lenders and Bank of America, N.A., as administrative agent.

The Amendment adds a required prepayment event in an amount equal to 100% of the net cash proceeds received from the Marine Terminals and Refined Products asset sales and any other disposition greater than $5 million.

Among other things, the Amendment also amends our borrowing capacity as follows:

•	upon consummation of the Marine Terminals sale, the aggregate commitments under the Credit Agreement shall be automatically reduced by $200 million;

•	upon consummation of the Refined Products sale, the aggregate commitments under the Credit Agreement shall be automatically reduced by 50% of the net cash proceeds of such disposition; and

•	upon consummation of any disposition greater than $15 million, the aggregate commitments under the Credit Agreement shall be automatically reduced by 25% of the net cash proceeds of such disposition.

The Amendment adds a new pricing tier of LIBOR + 3.50% when Consolidated Total Leverage Ratio equals or exceeds 5.0:1.0. The Credit Agreement includes the following financial covenants, as amended by the Amendment and defined in the Credit Agreement, which financial covenants will be tested on a quarterly basis, for the fiscal quarter then ending:

	Consolidated Interest Coverage Ratio	Consolidated Total Leverage Ratio	Consolidated Secured Leverage Ratio
June 30, 2018	2.50:1.00	6.15:1.00	4.00:1.00
September 30, 2018	2.00:1.00	6.25:1.00	3.75:1.00
December 31, 2018	1.75:1.00	5.50:1.00	3.50:1.00
March 31, 2019	1.75:1.00	5.00:1.00 (1)	3.50:1.00
June 30, 2019 and thereafter	2.00:1.00	5.00:1.00 (1)	3.50:1.00
_________________________
(1)  5.50:1.00 during a Specified Acquisition Period

The revolving credit facility is scheduled to mature on September 5, 2019.

As of June 30, 2018, after giving effect to the amendments to the ratios, we were in compliance with our Credit Agreement financial covenants, including those shown below:

Ratio	Actual
Minimum Consolidated Interest Coverage Ratio	3.11
Maximum Allowable Consolidated Total Leverage Ratio	5.42
Maximum Allowable Consolidated Secured Leverage Ratio	3.50

As of June 30, 2018, we had approximately $776.3 million of borrowings, $39.0 million of letters of credit outstanding under the Credit Agreement and approximately $71.6 million of available borrowing capacity which can be increased up to $84.7 million, conditional upon compliance with future covenants. For the first half of 2018 and 2017 the weighted average interest rate on borrowings under this facility was approximately 5.81% and 4.67%, respectively.

On July 31, 2018, we completed the previously announced sale of our Marine Products terminalling business. Net proceeds from this disposition were approximately $208.6 million, exclusive of $5.7 million in advisory fees and other costs, and were used to repay borrowings outstanding under our Credit Agreement.

For additional information, see Note 13 - Debt Obligations to the accompanying Condensed Consolidated Financial Statements and Note 14 - Debt Obligations in our 2017 Form 10-K for additional information relating to our outstanding debt.

Acquisition Support and Reimbursement

During 2017, affiliates of ArcLight agreed and provided distribution support of $25.0 million pursuant to the support agreement that was executed in conjunction with the JPE Merger.  For further information related to the JPE Merger and distribution support agreement see Note 3 - Acquisitions in our 2017 Form 10-K. On March 11, 2018, the Partnership and Magnolia, an affiliate of ArcLight, entered into a Capital Contribution Agreement (the “Capital Contribution Agreement”) to provide additional capital and overhead support to us during the first three quarters of 2018 in connection with temporary curtailment of production flows at the Delta House platform (“Delta House”).  Pursuant to the Capital Contribution Agreement, Magnolia has agreed to provide quarterly capital contributions, in an amount to be agreed, up to the difference between the actual cash distribution received by us from Delta House and the quarterly cash distribution expected to be received had the production flows to Delta House not been curtailed. Subsequent to March 31, 2018, in accordance with this agreement, Magnolia agreed to an additional capital contribution of $9.4 million, which was paid in the second quarter of 2018. Subsequent to June 30, 2018, in accordance with this agreement, Magnolia agreed to a capital contribution of $8.3 million, which was paid in August 2018.

Working Capital

Our working capital requirements are primarily driven by changes in accounts receivable and accounts payable. These changes are impacted to a certain extent by changes in the prices of commodities that we buy and sell. In general, our working capital requirements increase in periods of rising commodity prices and decrease in periods of declining commodity prices. However, our working capital needs do not necessarily change at the same rate as commodity prices as both accounts receivable and accounts payable are impacted by the same commodity prices. In addition, the timing of payments received from our customers or paid to our suppliers can also cause fluctuations in working capital as we settle with most of our larger suppliers and customers on a monthly basis and often near the end of the month. We expect that our future working capital requirements will be impacted by these same factors. Our working capital was $23.2 million and $16.2 million as of June 30, 2018 and December 31, 2017, respectively.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	Six months ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$8,960	$28,358
Investing activities	(36,321)	(70,328)
Financing activities	40,182	(257,354)
Net decrease in cash, cash equivalents and restricted cash	$12,821	$(299,324)

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Activities. During the six months ended June 30, 2018, we had $9.0 million of cash provided by operating activities, a decrease of $19.4 million as compared to $28.4 million in the same period in 2017. The decrease in cash flows from operating activities resulted primarily from a decline in distributions from unconsolidated affiliates of $11.6 million and a net decrease in operating assets and liabilities of $8.5 million.

Investing Activities. During the six months ended June 30, 2018, net cash used in investing activities was $36.3 million, a decrease of $34.0 million as compared to the same period of 2017. The decline in cash flows used in investing activities was driven primarily from a reduction in acquisition activity in 2018 of $32.0 million, an increase in net cash distributions from our unconsolidated affiliates of $14.8 million, offset by an increase in capital expenditures of $12.5 million.
Financing Activities. During the six months ended June 30, 2018, net cash provided by financing activities was $40.2 million as compared to net cash used in financing activities of $257.4 million in the same period in 2017. The change was primarily driven by an increase in net borrowings from our Credit Agreement of $78.4 million in 2018, as compared to a net repayment on our Credit Agreement in 2017 of $210.2 primarily from the $199.5 pay down and termination of the JPE Revolver in March 2017, combined with a decrease in cash distributions of $8.0 million between periods.

Distributions to our unitholders

In accordance with our Partnership Agreement, after making distributions to holders of our outstanding preferred units, we make distributions to our common unitholders of record within 45 days following the end of each quarter. Such distributions are determined each quarter by the Board based on the Board’s consideration of our financial position, earnings, cash flow, current and future business needs and other relevant factors at that time. The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial reporting purposes and may not make cash distributions during periods when we record net income for financial reporting purposes. In July 2018, we revised our capital allocation strategy, which included retaining an increased portion of operating cash flow through the reduction of common unit distributions.

We intend to pay a quarterly distribution for the foreseeable future although we do not have a legal obligation to make distributions except as provided in our Partnership Agreement. We are, however, subject to business and operational risks that could adversely affect our cash flow and ability to fund future distributions. Please read “Risk Factors - Risks Related to Our Business - We may not have sufficient cash from operations to enable us to pay distributions to holders of our common units” in our 2017 Form 10-K.

Distributable cash flow (“DCF”) is an important non-GAAP supplemental measure used to compare basic cash flows generated by us in each period to the cash distributions paid to unitholders with respect to such period. The following displays our distribution coverage for the distributions paid with respect to the periods presented (in thousands):

	Three Months ended June 30,				Six Months ended June 30,
	2018		2017		2018		2017
Adjusted EBITDA	$51,240		$44,540		$103,657		$93,082
Deduct:
Interest expense, net of capitalized interest excluding unrealized gain (loss) on interest rate swaps, amortization of deferred financing costs and letter of credit fees	(19,298)		(13,937)		(36,987)		(30,651)
Maintenance capital	(2,576)		(2,113)		(7,079)		(4,121)
Preferred distribution	(8,354)		(6,734)		(16,708)		(13,441)
Distributable Cash Flow	$21,012		$21,756		$42,883		$44,869

Limited Partner Distributions	$5,463		$21,390		$27,319		$46,303

Distribution Coverage	3.8	x	1.0	x	1.6	x	1.0	x

During the three months ended June 30, 2018, we paid a total of approximately $21.9 million of distributions to our unitholders associated with the first quarter of 2018. This was made possible primarily by cash on hand plus distributions received relating to our unconsolidated affiliates and distribution support pursuant to our sponsor’s agreement to offset the shortfall at Delta House.

To create long-term value and balance sheet flexibility, we continually evaluate our capital allocation strategy.  In July 2018, we revised our capital allocation strategy, which includes:

•	continue to identify and sell noncore assets;

•	use part of assets sales proceeds to deleverage the company;

•	retain an increased portion of operating cash flow through the reduction of common unit distribution;

•	invest in assets core to our business; and

•	continue to develop infrastructure along the Gulf Coast.

We believe cash flow retention and asset sales will enable us to reallocate capital to meaningful growth opportunities, promote balance sheet flexibility, and reduce indebtedness. In addition, the improved financial metrics should reduce our borrowing costs.

On July 27, 2018, we announced that the Board of Directors of our general partner declared a quarterly cash distribution of $0.1031 per common unit, or $0.4125 per common unit annualized, with respect to the second quarter of 2018. The distribution will be paid on August 14, 2018 to unitholders of record as of the close of business on August 6, 2018. The quarterly cash distribution for the second quarter of 2018 represents a reduction in the quarterly common unit distribution from prior quarters as a part of our revised capital allocation strategy we announced in July 2018. We and the Board of Directors of our general partner will continue to evaluate our distribution policy as we execute our plans for growth, deleveraging, and capital access.

Capital Requirements

For the three and six months ended June 30, 2018, capital expenditures totaled $30.6 million and $56.5 million, respectively. This included expansion capital expenditures of $27.5 million and $47.2 million, maintenance capital expenditures of $2.6 million and $7.1 million, and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $0.5 million and $2.3 million, respectively, for the three and six months ended June 30, 2018.

Critical Accounting Estimates

See Note 2 - Recent Accounting Pronouncements to the accompanying Condensed Consolidated Financial Statements for a discussion of the potential impact of recent accounting standards on our unaudited Condensed Consolidated Financial Statements and an update to our critical accounting policy related to Goodwill.

For a discussion of the impact of our other critical accounting policies and estimates on our Consolidated Financial Statements, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K.

Off-Balance Sheet Arrangements

There were no material changes to off-balance sheet arrangements during the six months ended June 30, 2018.

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

For an in-depth discussion of our market risks, See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Form 10-K.

Commodity Price Risk

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

We have entered into contracts to hedge a portion of our NGL and crude oil exposure in 2018. As of June 30, 2018, we have not been required to post collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.

Sensitivity analysis - The table below summarizes our commodity-related financial derivative instruments and fair values, as well as the effect on fair value of an assumed hypothetical 10% change in the underlying price of the commodity (in thousands).

Commodity Swaps	Fair Value Asset (Liability)	Effect of 10% Price Increase	Effect of 10% Price Decrease
NGLs Fixed Price (gallons)	$(240)	$(517)	$40

Interest Rate Risk

Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. To manage the impact of the interest rate risk associated with our Credit Agreement, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable-rate debt into fixed-rate cash flows. For the quarter ended June 30, 2018, we had exposure to changes in interest rates on our indebtedness associated with our Credit Agreement.

As of June 30, 2018, we had a combined notional principal amount of $550.0 million of variable to fixed interest rate swap agreements. As of June 30, 2018, the maximum length of time over which we have hedged a portion of our exposure due to interest rate risk is through December 31, 2022. Based on our unhedged interest rate exposure to variable rate debt outstanding as of June 30, 2018, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $2.3 million for the six months ended June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the management of our General Partner, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on our evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were not effective as of June 30, 2018, as a result of the material weaknesses in internal control over financial reporting that remain outstanding from prior periods.

Progress towards Material Weakness Remediation
In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting which still exist as of June 30, 2018. We have formulated our remediation plan and are developing and executing testing procedures. In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated resources to improve our control environment and to remedy the identified material weaknesses.
While plans have been made to enhance our internal control over financial reporting relating to the material weaknesses, management continues to implement and test our processes and procedures, additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. Management believes these actions will be effective in remediating the material weaknesses described above and will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our principal executive officer and principal financial officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this Quarterly Report as Exhibits 31.1 and 31.2. The certifications of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 are furnished with this Quarterly Report as Exhibits 32.1 and 32.2.

Other Information

A copy of the Audit Committee charter is available on our website at http://www.americanmidstream.com/investor-relations/corporate-governance/governance-overview/default.aspx pursuant to Rule 303A.07 of the New York Stock Exchange Listed Company Manual.

Additionally, we have made the following disclosure available on our website at http://www.americanmidstream.com/investor-relations/corporate-governance/committee-composition/default.aspx pursuant to Rule 303A.03 of the New York Stock Exchange Listed Company Manual.

Currently, Mr. Erhard presides at the executive sessions of the non-management directors and the chairman of the Audit Committee, Mr. Tywoniuk, presides at the executive sessions of the independent directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
While the ultimate impact of any proceedings cannot be predicted with certainty, our management believes that the resolution of any of our pending proceedings will not have a material adverse effect on our financial condition or results of operations. See Note 18 - Commitments and Contingencies in the Condensed Consolidated Financial Statements included in this report for additional information.

Item 1A. Risk Factors

In addition to the information about our business, financial conditions and results of operations set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report in 2017 Form 10-K. Such risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material adverse effect on our business or our operations.

---Item 6. Exhibits

Exhibit Number	Exhibit
2.1
Amendment No. 1 to Merger Agreement, dated June 1, 2018, by and among American Midstream Partners, LP, American Midstream GP, LLC, Southcross Energy Partners, L.P. and Southcross Energy Partners GP, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on June 1, 2018).

2.1
Amendment No. 1 to Contribution Agreement, dated June 1, 2018, by and among American Midstream Partners, LP, American Midstream GP, LLC and Southcross Holdings LP (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on June 1, 2018).

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

3.12
Amendment No. 9 to the Fifth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated as of May 3, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on May 4, 2018).

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

*10.1	Equity Purchase Agreement by and among American Midstream, LLC, Blackwater Investments, Inc. and IIF Blackwater Holdings, LLC dated June 16, 2018.
*10.2
First Amendment to Second Amended and Restated Credit Agreement with American Midstream, LLC Blackwater Investments, Inc. the other Loan Parties, the Lenders and Bank of America, N.A. as Administrative Agent dated June 29, 2018.

*10.3	Form of Officer Indemnity Agreement.
*10.4	Form of Director Indemnity Agreement.

*31.1
Certification of Lynn L. Bourdon III, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the June 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Eric T. Kalamaras, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by June 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification of Lynn L. Bourdon III, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by June 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2
Certification of Eric T. Kalamaras, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by June 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: August 14, 2018

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC, its General Partner

By:	/s/ Lynn L. Bourdon III
Lynn L. Bourdon III
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric T. Kalamaras
Eric T. Kalamaras
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)