Form 10-Q
period 2018-09-30
American Midstream Partners, LP
filed 2018-11-09
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
There were 53,005,627 common units, 11,009,729 Series A Units and 9,241,642 Series C Units of American Midstream Partners, LP outstanding as of November 6, 2018. Our common units trade on the New York Stock Exchange under the ticker symbol “AMID.”

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

Gal         Gallons.

Mgal/d        Thousand gallons per day.

MBbl         Thousand barrels.

MBoe        Thousand barrels of oil equivalents.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, In thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$22,758	$8,782
Restricted cash	25,744	20,352
Accounts receivable, net of allowance for doubtful accounts of $706 and $225 as of September 30, 2018 and December 31, 2017, respectively	84,819	98,132
Inventory	3,080	2,966
Other current assets	25,971	23,420
Assets held for sale	126,690	—
Total current assets	289,062	153,652
Property, plant and equipment, net	993,920	1,095,585
Goodwill	51,723	128,866
Restricted cash-long term	5,068	5,045
Intangible assets, net	136,537	174,010
Investments in unconsolidated affiliates	336,789	348,434
Other assets, net	21,506	17,874
Total assets	$1,834,605	$1,923,466
Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$48,336	$41,102
Accrued gas purchases	14,376	19,986
Accrued expenses and other current liabilities	116,141	68,854
Current portion of long-term debt	603,502	7,551
Liabilities held for sale	1,922	—
Total current liabilities	784,277	137,493
Asset retirement obligations	68,090	66,194
Other long-term liabilities	15,770	2,080
Long-term debt	501,219	1,201,456
Deferred tax liability	1,351	8,123
Total liabilities	1,370,707	1,415,346

Commitments and contingencies (Note 18)

Convertible preferred units	317,180	317,180
Equity and partners’ capital
General Partner interests (981 and 965 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	(66,254)	(96,552)
Limited Partner interests (52,990 and 52,711 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	199,173	273,703
Accumulated other comprehensive income	19	28
Total partners’ capital	132,938	177,179
Noncontrolling interests	13,780	13,761
Total equity and partners’ capital	146,718	190,940
Total liabilities, equity and partners’ capital	$1,834,605	$1,923,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Commodity sales	$156,817	$124,052	$479,923	$372,049
Services	45,763	38,835	148,997	116,382
Loss on commodity derivatives, net	(234)	(597)	(530)	(33)
Total revenue	202,346	162,290	628,390	488,398
Operating expenses:
Costs of sales	150,274	112,398	461,948	342,886
Direct operating expenses	20,407	20,705	65,595	56,819
Corporate expenses	23,857	27,083	69,922	84,570
Termination fee	17,000	—	17,000	—
Depreciation, amortization and accretion	23,040	26,781	66,274	78,834
Gain on sale of assets, net	(99,396)	(4,061)	(99,491)	(4,064)
Total operating expenses	135,182	182,906	581,248	559,045
Operating income (loss)	67,164	(20,616)	47,142	(70,647)
Other income (expense), net
Interest expense, net of capitalized interest	(22,267)	(17,759)	(55,834)	(51,037)
Other income (expense), net	(128)	34,085	62	32,248
Earnings in unconsolidated affiliates	24,622	16,827	47,742	49,781
Income (loss) from continuing operations before income taxes	69,391	12,537	39,112	(39,655)
Income tax expense	(31,208)	(731)	(32,045)	(2,611)
Income (loss) from continuing operations	38,183	11,806	7,067	(42,266)
Income from discontinued operations, including gain on sale	—	44,696	—	42,185
Net income (loss)	38,183	56,502	7,067	(81)
Net income attributable to noncontrolling interests	(25)	(621)	(83)	(3,386)
Net income (loss) attributable to the Partnership	$38,158	$55,881	$6,984	$(3,467)

General Partner’s interest in net income (loss)	$504	$697	$92	$(98)
Limited Partners’ interest in net income (loss)	$37,654	$55,184	$6,892	$(3,369)

Distribution declared per common unit (Note 15)	$0.1031	$0.4125	$0.6187	$1.2375

Limited Partners’ net income (loss) per common unit:
Basic:
Income (loss) from continuing operations	$0.56	$0.05	$(0.34)	$(1.35)
Income from discontinued operations	—	0.86	—	0.81
Net income (loss) per common unit	$0.56	$0.91	$(0.34)	$(0.54)

Diluted:
Income (loss) from continuing operations	$0.39	$0.05	$(0.34)	$(1.35)
Income from discontinued operations	—	0.86	—	0.81
Net income (loss) per common unit	$0.39	$0.91	$(0.34)	$(0.54)

Weighted average number of common units outstanding:
Basic	52,984	52,021	52,917	52,021
Diluted	75,525	52,021	52,917	52,021
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$38,183	$56,502	$7,067	$(81)
Unrealized (loss) gain related to postretirement benefit plan	(4)	—	(9)	42
Comprehensive income (loss)	38,179	56,502	7,058	(39)
Comprehensive income attributable to noncontrolling interests	(25)	(621)	(83)	(3,386)
Comprehensive income (loss) attributable to the Partnership	$38,154	$55,881	$6,975	$(3,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Equity and Partners’ Capital
(Unaudited, in thousands)

	General Partner Interests	Limited Partner Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non- controlling Interests	Total Equity and Partners’ Capital
Balances at December 31, 2016	$(47,645)	$616,087	$(40)	$568,402	$16,755	$585,157
Net (loss) income	(98)	(3,369)	—	(3,467)	3,386	(81)
Contributions	38,270	4,000	—	42,270	—	42,270
Distributions	(976)	(93,144)	—	(94,120)	—	(94,120)
Contributions from NCI owners	—	—	—	—	296	296
Distributions to NCI owners	—	—	—	—	(1,777)	(1,777)
Distribution for acquisition of Delta House	(75,572)	—	—	(75,572)	—	(75,572)
Issuance of common units for Panther acquisition	—	12,532	—	12,532	—	12,532
Acquisition of noncontrolling interest	—	(23,653)	—	(23,653)	(4,645)	(28,298)
LTIP vesting	(4,633)	4,633	—	—	—	—
Tax netting repurchase	—	(1,642)	—	(1,642)	—	(1,642)
Equity compensation expense	4,430	1,637	—	6,067	—	6,067
Post-retirement benefit plan	—	—	42	42	—	42
Balances at September 30, 2017	$(86,224)	$517,081	$2	$430,859	$14,015	$444,874

Balances at December 31, 2017	$(96,552)	$273,703	$28	$177,179	$13,761	$190,940
Cumulative effect of accounting change (Note 3)	(139)	(10,552)	—	(10,691)	—	(10,691)
Balances at January 1, 2018	(96,691)	263,151	28	166,488	13,761	180,249
Net income	92	6,892	—	6,984	83	7,067
Contributions	31,786	—	—	31,786	—	31,786
Distributions	(978)	(73,794)	—	(74,772)	—	(74,772)
Contributions from NCI owners	—	—	—	—	11	11
Distributions to NCI owners	—	—	—	—	(75)	(75)
Distribution for acquisition of Trans-Union	(38)	—	—	(38)	—	(38)
LTIP vesting	(3,954)	3,954	—	—	—	—
Tax netting repurchase	—	(1,030)	—	(1,030)	—	(1,030)
Equity compensation expense	3,529	—	—	3,529	—	3,529
Post-retirement benefit plan	—	—	(9)	(9)	—	(9)
Balances at September 30, 2018	$(66,254)	$199,173	$19	$132,938	$13,780	$146,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$7,067	$(81)
Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
Depreciation, amortization and accretion, including discontinued operations	66,274	88,700
Amortization of debt issuance costs	5,142	3,610
Amortization of weather derivative premium	797	753
Unrealized (gain) loss on derivatives contracts, net	(5,771)	2,818
Non-cash compensation expense	3,529	6,067
Gain on MPOG acquisition	—	(32,383)
Gain on sale of assets, net of transaction costs, including discontinued operations	(99,491)	(50,580)
Transaction costs associated with disposals of assets and business	(5,842)	(2,545)
Corporate overhead support	—	4,000
Other non-cash items	263	1,805
Earnings in unconsolidated affiliates	(47,742)	(49,781)
Distributions from unconsolidated affiliates	41,775	40,415
Bad debt expense	739	37
Deferred tax (benefit) expense	(6,772)	1,490
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	7,878	(3,476)
Inventory	(1,222)	(4,011)
Risk management assets and liabilities	(989)	(974)
Other current assets	5,509	10,624
Other assets, net	(4,300)	(1,994)
Accounts payable	8,289	(17,419)
Accrued gas and crude oil purchases	(5,502)	8,805
Accrued expenses and other current liabilities	45,448	9,302
Asset retirement obligations	(2,985)	(603)
Other liabilities	850	426
Net cash provided by operating activities	12,944	15,005

Cash flows from investing activities
Acquisitions, net of cash acquired and settlements	—	(71,383)
Contributions to unconsolidated affiliates	(5,867)	(49,828)
Additions to property, plant and equipment and other	(73,342)	(66,039)
Proceeds from disposals of assets and business	208,572	170,524
Insurance proceeds from involuntary conversion of property, plant and equipment	—	150
Distributions from unconsolidated affiliates, return of capital	22,485	18,562
Net cash provided by investing activities	151,848	1,986

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from financing activities
Unitholder distributions for common control transactions	—	(75,572)
Contributions	31,786	38,270
Distributions	(66,418)	(88,851)
Contribution from noncontrolling interest owners	11	296
Distributions to noncontrolling interests owners	(75)	(1,777)
LTIP tax netting unit repurchase	(1,030)	(1,642)
Payment of debt issuance costs	(4,701)	(2,234)
Payment of long-term debt	(792)	(1,351)
Payment of 3.97% Senior Notes	(1,316)	—
Payments of other debt	(4,895)	(3,732)
Payments of credit agreement	(414,500)	(546,408)
Borrowings on credit agreement	316,600	367,809
Other	(71)	86
Net cash used in financing activities	(145,401)	(315,106)

Net increase (decrease) in cash, cash equivalents and restricted cash	19,391	(298,115)
Cash, cash equivalents and restricted cash, beginning of period	34,179	329,230
Cash, cash equivalents and restricted cash, end of period	$53,570	$31,115

Cash, cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$8,782	$5,666
Restricted cash - current	20,352	—
Restricted cash - non-current	5,045	323,564
Total cash, cash equivalents and restricted cash, beginning of period	$34,179	$329,230

Cash, cash equivalents and restricted cash, end of period
Cash and cash equivalents	$22,758	$6,739
Restricted cash - current	25,744	18,683
Restricted cash - non-current	5,068	5,693
Total cash, cash equivalents and restricted cash, end of period	$53,570	$31,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1) Organization and Basis of Presentation

Organization

American Midstream Partners, LP (together with its consolidated subsidiaries, the “Partnership,” “we,” “us” or “our”) is a growth-oriented Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. The Partnership’s general partner, American Midstream GP, LLC (the “General Partner”), is 77% directly owned by High Point Infrastructure Partners, LLC (“HPIP”) and 23% indirectly owned by Magnolia Infrastructure Holdings, LLC (“Magnolia”), both of which are affiliates of ArcLight Capital Partners, LLC (“ArcLight”). Our capital accounts consist of notional General Partner units and units representing limited partner interests.

We provide critical midstream infrastructure that links producers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. Through our five reportable segments, (1) Gas Gathering and Processing Services, (2) Liquid Pipelines and Services, (3) Natural Gas Transportation Services, (4) Offshore Pipelines and Services and (5) Terminalling Services, we engage in the business of gathering, treating, processing and transporting natural gas; gathering, transporting, storing, treating and fractionating NGLs; gathering, storing and transporting crude oil and condensates; and storing refined products. Most of our cash flow is generated from fee-based and fixed-margin compensation for gathering, processing, transporting and treating natural gas and crude oil; firm capacity reservation charges; interruptible transportation charges; guaranteed firm storage contracts; throughput fees and other optional charges associated with ancillary services.

Basis of presentation

The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2018 (the “2017 Form 10-K”).

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
The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations, reporting gross versus net revenue and narrow-scope revisions, and practical expedients.
We adopted the new standard on January 1, 2018 (the “initial application” date):

•	using the modified retrospective application, with no restatement of the comparative periods presented and a cumulative effect adjustment to retained earnings as of the date of adoption, and

•	disclosing the impact of the new standard in our Condensed Consolidated Financial Statements included in this report.

Our revenue is derived from the provision of gathering, processing, transportation, terminalling and storage services and the sale of commodities primarily to marketers and brokers, refiners and chemical manufacturers, utilities and power generation customers,

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

industrial users and local distribution companies. Beginning on January 1, 2018, we account for revenue from contracts with customers in accordance with Topic 606. The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided at a point in time or over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Commodity Sales - For the majority of our commodity sales contracts: (i) each unit of product is a separate performance obligation, since our promise is to sell multiple distinct units of product at a point in time, (ii) the transaction price principally consists of variable consideration, which is determinable on commodity index prices for the volume of the product sold to the customer that month and (iii) the transaction price is allocated to each performance obligation based on the product’s standalone selling price. Revenues from sales of commodities are recognized at the point in time when control of the commodity transfers to the customer, which generally occurs upon delivery of the product to the customer or its designee. Payment is generally received from the customer in the month following delivery. Contracts with customers have varying terms, including spot sales, month-to-month contracts and multi-year agreements.
In our Liquid Pipelines and Services segment, we enter into purchase and sales contracts as well as buy/sell contracts with counterparties, under which we gather and transport different types of crude oil and eventually sell the crude oil to either the same counterparty or different counterparties. For each of these arrangements, the Partnership assesses if control of the underlying commodity volumes transfer to the Partnership. Generally, the Partnership is unable to direct the use of the commodity volumes it purchases from the supplier because the Partnership is contractually required to redeliver an equivalent volume of the commodity back to the supplier or to a specified customer, therefore these arrangements are recorded on a net basis.
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
Firm Services - Firm services are services that are promised to be available to the customer at all times during the term of the contract with limited exceptions. These agreements require customers to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements are entered into with customers to economically support the return on our capital expenditure necessary to construct the related asset. Our firm service contracts are typically structured with take-or-pay or minimum volume provisions, which specify minimum service quantities a customer will pay for even if it chooses not to receive or use them in the specified service period (referred to as “deficiency quantities”).
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
Gathering and Processing - Our Gas Gathering and Processing Services segment provides “wellhead-to-market” services to producers of natural gas and natural gas liquids, which include transporting raw natural gas from various receipt points through gathering systems, treating the raw natural gas, processing raw natural gas to separate the NGLs from the natural gas, fractionating NGLs and selling or delivering pipeline-quality natural gas and NGLs to various markets and pipeline systems. Services can be firm if subject to a minimum volume commitment or acreage dedication or interruptible when offered on an as requested, non-guaranteed basis. Revenue for fee-based gathering and processing services are valued based on the rate in effect for the month of service and is recognized in the month of service based on the volumes of natural gas we gather, process and fractionate. Under these arrangements, we may take control of: (i) none of the commodities we sell (i.e., residue gas or NGLs), (ii) a portion of the commodities we sell or (iii) all of the commodities we sell.
In those instances where we purchase and obtain control of the entire natural gas stream in our producer arrangements, we have determined these are contracts with suppliers rather than contracts with customers and therefore, these arrangements are not included in the scope of Topic 606. These supplier arrangements are subject to updated guidance in Accounting Standards Codification (“ASC”) 705, Cost of Sales and Services, whereby any embedded fees within such contracts, which historically have been reported as services revenue, are now reported as a reduction to cost of sales upon adoption of Topic 606.
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
Transportation - Our transportation operations generally consist of fee-based activities associated with transporting crude oil, natural gas and NGL on pipelines, gathering systems and trucks. Revenues from pipeline tariffs and fees are associated with the transportation at a published tariff, as well as revenues associated with agreements for committed capacity on various assets. We primarily recognize pipeline tariff and fee revenues over time based on the volumes delivered and invoiced. The majority of our pipeline tariff and fee revenues are based on actual volumes and rates.
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
Terminalling and Storage - In our Terminalling Services segment, we generally receive fee-based compensation on guaranteed firm storage contracts, throughput fees charged to our customers when their products are either received or disbursed, and other operational charges associated with ancillary services provided to our customers, such as excess throughput and steam heating. Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized.
Adoption of the new revenue standard resulted in changes to the timing of revenue recognition and in the reclassification between financial statement line items. See Note 3 - Revenue Recognition, for further discussion.
Statement of Cash Flows - In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides specific guidance on cash flow classification issues to reduce diversity in practice. In connection with the January 1, 2018 retrospective adoption of this ASU, for the nine months ended September 30, 2017, we reclassified $9.4 million in distributions

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

received from unconsolidated affiliates from operating cash inflows to investing cash inflows and reclassified $2.5 million of transaction costs associated the disposal of our Propane Business from an investing cash outflow to an operating cash outflow in our Condensed Consolidated Statements of Cash Flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires amounts described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation between the balance sheet and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents.

We retrospectively adopted ASU 2016-18 as of January 1, 2018. For the nine months ended September 30, 2017, cash flows from operating activities have been adjusted to remove the impact of $3.5 million in restricted cash outflows, and cash flows from investing activities has been adjusted to remove the impact of $302.7 million in restricted cash inflows.

During the preparation of our third quarter of 2018 Condensed Consolidated Financial Statements, we identified an error in the presentation of distributions from unconsolidated affiliates in our Condensed Consolidated Statements of Cash Flows in our March 31, 2018 and June 30, 2018 Quarterly Reports on Form 10-Q. This error resulted in the overstatement of net cash provided by operating activities and a corresponding overstatement of net cash used in investing activities of $2.5 million for the three months ended March 31, 2018 and the understatement of net cash provided by operating activities and a corresponding understatement of net cash used in investing activities of $1.0 million for the six months ended June 30, 2018. This error also resulted in a $6.3 million overstatement of net cash provided by operating activities and a corresponding overstatement of net cash used in investing activities for the six months ended June 30, 2017 as presented in the June 30, 2018 Quarterly Report on Form 10-Q. These errors were corrected in the accompanying Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. The errors were not considered material to the previously issued or current financial statements.

Stock Compensation - In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 was issued with the intent to clarify the scope of modification accounting and when it should be applied to a change to the terms or conditions of a share-based payment award. Under the new guidance, modification accounting is required for all changes to share based payment awards, unless all the following conditions are met: (i) there is no change to the fair value of the award, (ii) the vesting conditions have not changed and (iii) the classification of the award as an equity instrument or a debt instrument has not changed. We adopted ASU 2017-09 on its effective date of January 1, 2018, and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Income Taxes - In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) (“ASU 2018-05”), to provide guidance for companies that have not completed their accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Act”) in the period of enactment. The measurement period begins in the reporting period that includes the Act’s enactment date of December 22, 2017, and ends when a company has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASU 2018-05 and should not extend beyond one year from the enactment date. The impact of adopting the new guidance on our consolidated financial position, cash flows or results of operations, as well as on related disclosures was not material.

Standards Not Yet Adopted

Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02 (“Topic 842”) Leases, which supersedes the lease recognition requirements in ASC 840, Leases. Under the new guidance, for leases with a term longer than 12 months a lessee should recognize a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires enhanced disclosures. Early adoption is permitted. We are currently assessing the impact of this new guidance via review of existing contracts that may have a lease impact and other purchase obligations that contain embedded lease features, which are generally classified as operating leases under the existing guidance. We selected a third-party consulting firm to assist us with the adoption of the new guidance. We are implementing specialized software and developing policies based on reviews performed to date of existing arrangements. We intend to complete any required changes to our systems, software applications and processes, including updating our internal controls during 2018. In 2018, the FASB also issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 and ASU No. 2018-11, Targeted Improvements. Under these updates, optional transition practical expedients are available i) whereby existing or expired land easements that were not previously accounted for as leases under Topic 840 are not required to be evaluated under Topic 842 and ii) lease and associated non-lease components are not required to be separated within a contract if certain criteria are met. In addition, under ASU No. 2018-11, companies may initially apply the new lease requirements at the effective date. We

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

intend to apply the new lease requirements as of January 1, 2019, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, and to apply the practical expedients. We are still in the process of quantifying the cumulative-effect adjustment.
Financial Instruments - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance will become effective for interim and annual periods beginning after December 15, 2019. We expect to adopt ASU 2016-13 on January 1, 2020, and we are currently evaluating the effect that adopting this guidance will have on our consolidated financial position, results of operations and cash flows.

Fair Value Measurement - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This guidance eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies certain disclosure requirements. The FASB developed the amendments to Topic 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance will become effective for interim and annual periods beginning after December 15, 2019. We expect to adopt ASU 2018-13 on January 1, 2020, and we are currently evaluating the impact, if any, that adopting this guidance will have on our disclosures.

Cloud Computing Arrangements - In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"). The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. We expect to adopt ASU 2018-15 on January 1, 2020, and we are currently evaluating the impact, if any, that adopting this guidance will have on our accounting and disclosures.

Critical Accounting Policies and Estimates

See Item 7 section Critical Accounting Policies and Estimates and Item 1A. Risk Factors of the 2017 Form 10-K for additional information relating to our critical accounting policies and risk factors.

Goodwill - We record goodwill for the excess of the cost of an acquisition over the fair value of the net assets of the acquired business. Goodwill is reviewed for impairment at least annually, as of October 1st of each year, or more frequently if an event or change in circumstance indicates that an impairment may have occurred. We first assess qualitative factors to evaluate whether it is more likely than not that an impairment has occurred, and it is therefore necessary to perform the one-step quantitative goodwill impairment test. If the one-step quantitative goodwill impairment test indicates that the goodwill is impaired, an impairment loss is recorded, which is the difference between carrying value of the reporting unit and its fair value, with the impairment loss not to exceed the amount of goodwill recorded.

When performing a quantitative impairment test, the Partnership generally determines the fair value of its reporting units using a discounted cash flow method. In the event the Partnership enters into an agreement to sell all or substantially all of a reporting unit, the Partnership will utilize such information. While using the discounted cash flow method, we must make estimates of projected cash flows related to assets, which include, but are not limited to, assumptions about revenue growth rates, operating margins, weighted average costs of capital and future market conditions, the use or disposition of assets, estimated remaining life of assets and future expenditures necessary to maintain current operations. We also must make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, the availability and prices of energy commodities (such as natural gas, crude oil and refined products), our ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, our dependence on certain significant customers and producers of natural gas and competition from other companies.

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

The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in Item 1A. Risk Factors of the 2017 Form 10-K. While we believe we have made reasonable estimates and assumptions based on available information to calculate the fair value, if future results are not consistent with our estimates, changes in fair value estimates could result in additional impairments in future periods that could be material to our results of operations.

As of December 31, 2017, we had $128.9 million of goodwill within seven reporting units. Of this amount, $46.8 million of goodwill for two reporting units was at risk of failing the one-step quantitative test.

Our Silver Dollar reporting unit in our Liquid Pipelines and Services segment had $35.7 million in goodwill as of December 31, 2017. As described in Note 10 - Goodwill and Intangible Assets, Net in our 2017 Form 10-K, we recorded an impairment on the Silver Dollar reporting unit during the fourth quarter of 2017; therefore, the fair value approximates the carrying value subsequent to impairment. The impairment taken in 2017 related primarily to cash flow assumptions included in our discounted cash flow analysis that were adversely impacted by delays in drilling and completions experienced by producers.

The Cushing reporting unit in our Terminalling Services segment had $11.1 million in goodwill as of December 31, 2017, and the fair value exceeded carrying value by approximately 7%. In our discounted cash flow analysis for 2017, we assumed lower utilization rates and cash flows due to required tank inspections through early 2019. The lower utilization was not previously expected, or reflected, in our assumptions. If the expected completion date of the inspections or future contracting rates should differ from the assumptions made in our 2017 analysis, the amount by which the estimated fair value exceeds carrying value could be negatively impacted.

As of September 30, 2018, we had $51.7 million of goodwill within three reporting units in our Condensed Consolidated Balance Sheet and $61.2 million of goodwill within two reporting units classified as held for sale. There were no triggering events during the nine months ended September 30, 2018 and, therefore, we have not quantitatively updated our assessments. We will perform our annual impairment test for goodwill as of October 1, 2018.

(3) Revenue Recognition

Effect of ASC Topic 606 Adoption - The effect of adopting Topic 606, due to the change in method to measure project progress, as discussed in Note 2 - Recent Accounting Pronouncements, is as follows (in thousands):

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Adjustments	Amounts Without Adoption of Topic 606	As Reported	Adjustments	Amounts Without Adoption of Topic 606
Revenue
Commodity sales	$156,817	$10,388	$167,205	$479,923	$28,165	$508,088
Services	45,763	(9,965)	35,798	148,997	(24,890)	124,107
Operating expenses
Costs of sales	150,274	6,349	156,623	461,948	14,923	476,871
Direct operating expenses	20,407	(5,248)	15,159	65,595	(10,254)	55,341
Operating income	67,164	(678)	66,486	47,142	(1,394)	45,748

Net income attributable to the Partnership	38,158	(678)	37,480	6,984	(1,394)	5,590

General Partner’s interest in net income	504	(9)	495	92	(18)	74
Limited Partners’ interest in net income	37,654	(669)	36,985	6,892	(1,376)	5,516

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of September 30, 2018
	As Reported	Adjustments	Amounts Without Adoption of Topic 606
Assets
Accounts receivable, net	$84,819	$(66,250)	$18,569
Unbilled revenue	—	66,250	66,250
Other current assets	25,971	(252)	25,719
Other assets, net	21,506	(7,785)	13,721
Liabilities
Accrued expenses and other current liabilities	116,141	(905)	115,236
Liabilities held for sale	1,922	(665)	1,257
Other long-term liabilities	15,770	(14,110)	1,660

The majority of the adjustments in the table above were associated with our natural gas gathering and processing, transportation pipeline and terminalling revenues. The magnitude of the future effect of implementing Topic 606 is dependent on future customer volumes subject to the impacted contracts and commodity prices for those volumes.

Disaggregated Revenue

The following table presents our segment revenues from contracts with customers disaggregated by type of activity (in thousands):

	Three months ended September 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Commodity sales:
Natural gas	$2,672	$—	$5,988	$2,207	$—	$10,867
NGLs	24,338	—	—	54	—	24,392
Condensate	14,994	—	—	343	—	15,337
Crude oil	—	104,984	—	—	—	104,984
Other sales (1)	365	—	1	19	852	1,237
	42,369	104,984	5,989	2,623	852	156,817
Services:
Gathering and processing	10,164	—	—	969	—	11,133
Transportation	241	4,540	6,565	10,203	—	21,549
Terminalling and storage	—	—	—	—	6,410	6,410
Other services (2)	655	35	156	5,536	289	6,671
	11,060	4,575	6,721	16,708	6,699	45,763

Revenues from contracts with customers	$53,429	$109,559	$12,710	$19,331	$7,551	$202,580

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Nine months ended September 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Commodity sales:
Natural gas	$8,099	$—	$18,098	$7,231	$—	$33,428
NGLs	63,547	—	—	125	—	63,672
Condensate	34,796	—	—	440	—	35,236
Crude oil	—	337,281	—	—	—	337,281
Other sales (1)	690	—	7	83	9,526	10,306
	107,132	337,281	18,105	7,879	9,526	479,923
Services:
Gathering and processing	29,370	—	—	874	—	30,244
Transportation	489	11,754	25,833	29,092	—	67,168
Terminalling and storage	—	—	—	—	30,393	30,393
Other services (2)	1,622	912	401	16,866	1,391	21,192
	31,481	12,666	26,234	46,832	31,784	148,997

Revenues from contracts with customers	$138,613	$349,947	$44,339	$54,711	$41,310	$628,920
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

Other Items in Revenue

The following table presents the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended September 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenues from contracts with customers	$53,429	$109,559	$12,710	$19,331	$7,551	$202,580
Loss on commodity derivatives, net	(93)	(141)	—	—	—	(234)
Total revenues of reportable segments	$53,336	$109,418	$12,710	$19,331	$7,551	$202,346

	Nine months ended September 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenues from contracts with customers	$138,613	$349,947	$44,339	$54,711	$41,310	$628,920
Loss on commodity derivatives, net	(385)	(145)	—	—	—	(530)
Total revenues of reportable segments	$138,228	$349,802	$44,339	$54,711	$41,310	$628,390

We may utilize derivative instruments in connection with contracts with customers. We purchase and take title to a portion of the NGLs and crude oil that we sell, which may expose us to changes in the price of these products in our sales markets. We do not take title to the natural gas we transport and therefore have no direct commodity price exposure to natural gas. Derivative gains or losses are not included as a component of revenue from contracts with customers, but are included in other items in revenue.

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

The following table presents the change in the contract assets and liability balances during the nine months ended September 30, 2018 (in thousands):

	Contract Assets	Contract Liabilities
Balance at December 31, 2017	$—	$2,136
Topic 606 implementation	2,555	13,246
Amounts recognized as revenue	—	(2,155)
Additions	5,482	3,250
Contract balances included in assets/liabilities held for sale	—	(665)
Balances at September 30, 2018	$8,037	$15,812

Current	$252	$905
Non-current	7,785	14,907
Balances at September 30, 2018	$8,037	$15,812

As of September 30, 2018, in our Condensed Consolidated Balance Sheets, the current portion of contract assets is included as a component of Accounts Receivable, net of allowance for doubtful accounts, the non-current portion is included in Other assets, net; the current portion of contract liabilities is included in Accrued expenses and other current liabilities and the non-current portion is included in Other long-term liabilities.

Remaining Performance Obligations

The Partnership applies the practical expedients in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied (or partially unsatisfied) performance obligations. The following table as of September 30, 2018, represents only revenue expected to be recognized from contracts where the price and quantity of the product or service are fixed:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Gathering and processing based on minimum volume commitments	$3,065	$12,667	$12,667	$12,644	$12,391	$18,289	$71,723
Transportation agreements	5,523	19,604	18,690	18,507	18,428	193,484	274,236
Terminalling and storage throughput agreements(1)	972	3,644	2,419	2,113	1,005	—	10,153
Other	423	1,648	1,560	—	—	—	3,631
Total	$9,983	$37,563	$35,336	$33,264	$31,824	$211,773	$359,743
_________________________
(1) Represents remaining performance obligations associated with assets held-for-sale.

Due to the application of the practical expedients, the table above represents only a portion of the Partnership’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues for the Partnership. Certain contracts have not been presented in the table above due to the term being one year or less and due to variability in the amount of performance obligation remaining, variability in the timing of recognition or variability in consideration. Acreage dedications do require us to perform future services but do not contain a minimum level of services and are therefore excluded from this presentation. Long-term supply and logistics arrangements contain variable timing, volumes and/or consideration and are excluded from this presentation.

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

•
On August 8, 2017, we acquired 100% of the interest in Panther Offshore Gathering Systems, LLC (“POGS”), Panther Pipeline, LLC (“PPL”) and Panther Operating Company, LLC (“POC” and, together with POGS and PPL, “Panther”) from Panther Asset Management LLC for $60.9 million in cash, issuance of common units and other considerations. This was accounted for as a business combination.

•
On November 3, 2017, we completed the acquisition of 100% of the equity interests in Trans-Union Interstate Pipeline, LP (“Trans-Union”) from affiliates of ArcLight, for a total consideration of $49.4 million. The consideration consisted of $16.9 million cash funded from borrowings under our revolving credit facility and the assumption of $32.5 million of non-recourse debt. This was accounted for as an acquisition between entities under common control.

Additionally, we acquired the following interests in 2017 that are accounted for as investments in unconsolidated affiliates:

•
On August 8, 2017, we entered into a new joint venture agreement with Targa Midstream Services, LLC (“Targa”) by which our previously wholly owned subsidiary Cayenne Pipeline, LLC became the Cayenne joint venture between Targa and us.

•
On September 29, 2017, we acquired an additional 15.5% equity interest in Class A units of the Delta House platform (“Delta House”) from affiliates of ArcLight for total cash consideration of $125.4 million.

•
On October 27, 2017, American Midstream Emerald, LLC, a wholly-owned subsidiary of the Partnership, entered into a purchase and sale agreement with Emerald Midstream, LLC, an ArcLight affiliate, to purchase an additional 17% equity interest in Destin for total cash consideration of $30.0 million.

For further discussion, see the Note 3 - Acquisitions in our 2017 Form 10-K. The proforma effects of the 2017 acquisitions were not material to our Condensed Consolidated Statements of Operations and therefore have not been presented separately.

Southcross Energy Partners, L.P. Merger Termination Fee

On October 31, 2017, we, our General Partner, our wholly owned subsidiary, Cherokee Merger Sub LLC, Southcross Energy Partners, L.P. (“SXE”) and Southcross Energy Partners GP, LLC, entered into an Agreement and Plan of Merger (the “SXE Merger Agreement”), and we, our General Partner and Southcross Holdings LP (“Holdings LP”) entered in to a Contribution Agreement (“Contribution Agreement”), for total consideration of $818 million. Under the Merger Agreement and the Contribution Agreement, we would have acquired SXE and substantially all the current subsidiaries of Holdings LP. The SXE Merger Agreement and the Contribution Agreement originally provided for an outside closing date of June 1, 2018. On June 1, 2018 the parties to the Merger Agreement and the Contribution Agreement agreed to extend such outside closing date to June 15, 2018 (the “Outside Closing Date”).

On July 29, 2018, following the expiration of the Outside Closing Date, we received notice of termination of the SXE Merger Agreement from SXE and notice of termination of the Contribution Agreement from Holdings LP. The terms of the Contribution Agreement required the payment to Holdings LP of a $17 million termination fee in the event Holdings LP terminated the Contribution Agreement after the Outside Closing Date due to our inability to obtain financing to close the SXE Transactions on terms reasonably acceptable to us. The termination fee serves as liquidated damages, was paid in August 2018 and is presented as Termination fee in the Condensed Consolidated Statements of Operations.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Dispositions

On June 16, 2018, we entered into a definitive agreement for the sale of our marine liquids terminals (the “Marine Products”) to institutional investors. The divestiture of the Marine Products, including the Harvey and Westwego terminals located in the Port of New Orleans, Louisiana and the Brunswick terminal located in the Port of Brunswick, Georgia, is a continuation of the Partnership's previously announced non-core asset divestiture program. On July 31, 2018, we completed the sale of Marine Products. Net proceeds from this disposition were $208.6 million, exclusive of $5.7 million in advisory fees and other costs, and were used to pay down the Credit Agreement (as defined in Note 13 - Debt Obligations). We recognized a $99.4 million gain, which is reflected in the Gain on Sale of Assets, Net in our Condensed Consolidated Statements of Operations. The tax expense associated with the gain was approximately $29.8 million and is included in Income tax expense in the Condensed Consolidated Statements of Operations. The sale of Marine Products did not meet the criteria for discontinued operations, as we believe the disposal does not represent a strategic shift that will have a major effect on our operations or financial results.

Assets Held for Sale

In the second quarter of 2017, we began executing a capital optimization strategy to simplify our business and redeploy capital from non-core assets toward higher return and growth opportunities. In addition to the sale of our propane business (“Propane Business”) discussed below under Discontinued Operations, we determined that our terminalling assets were not integral to our core strategies, and therefore, we began contemplating their disposition. We began actively marketing our Terminalling Services segment assets to use the proceeds to fund future acquisitions and growth projects.
On February 16, 2018, we entered into a definitive agreement for the sale of our refined products terminals (the “Refined Products”) to DKGP Energy Terminals LLC (“DKGP”), for $138.5 million in cash, subject to working capital adjustments. On August 1, 2018, we, and DKGP, announced the termination of the sales agreement for our Refined Products. We are continuing to market Refined Products.

The planned disposition of the Refined Products terminals does not meet the criteria for discontinued operations, as we believe the disposal does not represent a strategic shift that will have a major effect on our operations or financial results. As of September 30, 2018, Refined Products assets and liabilities are classified as current assets held for sale and current liabilities held for sale consistent with the classification of our revolving credit facility which matures September 5, 2019, as the net cash proceeds received from the sale are required to be repaid and reduce the aggregate commitments of our revolving credit facility. See Note 13 - Debt Obligations for more information. As of September 30, 2018, certain remaining assets in the Terminalling Services segment do not meet the criteria to be classified as held for sale, and are therefore excluded from being presented as held for sale.

Included in the disposal group are the following assets and liabilities at September 30, 2018 (in thousands):

Refined Products

Accounts receivable, net	$2,170
Inventory	762
Other current assets	131
Property, plant and equipment, net	32,390
Goodwill	61,163
Intangible assets	29,403
Other non-current assets	671
Total assets held for sale	$126,690

Accounts payable	$227
Accrued gas purchases	108
Accrued expenses and other current liabilities	1,097
Other long-term liabilities	490
Total liabilities held for sale	$1,922

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

In connection with the transaction, we received approximately $170 million in cash, net of customary closing adjustments. We recorded a gain of $46.5 million, exclusive of of $2.5 million in advisory fees and other costs. We have reported the accounts and the results of our Propane Business, including the gain on sale, as Income from discontinued operations, including gain on sale in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

Summarized financial information related to the Propane Business is set forth in the tables below (in thousands):

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Total revenue	$20,458	$87,615
Total operating expenses	22,489	92,196
Operating loss	(2,031)	(4,581)
Other income	197	280
Income tax expense	(15)	(59)
Loss from discontinued operations	(1,849)	(4,360)
Gain from the sale of discontinued operations	46,545	46,545
Income from discontinued operations, including gain on sale	$44,696	$42,185

Depreciation and amortization	$2,355	$9,823
Capital expenditures	$722	$3,143

Operating and investing non-cash items related to discontinued operations:
(Gain) loss on sales of assets, net	$118	$(55)
Unrealized loss on derivative contracts, net	$(526)	$530

(5) Inventory

Inventory consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Crude oil	$2,416	$1,553
NGLs	544	347
Refined products	—	934
Materials, supplies and equipment	120	132
Total inventory	$3,080	$2,966

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(6) Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$6,049	$8,944
Current portion of deferred debt issuance costs (1)	5,057	—
Insurance receivables	649	1,741
Due from related parties	2,461	4,362
Other receivables	4,520	5,187
Risk management assets	7,235	3,186
Total other current assets	$25,971	$23,420
___________________________________________________
(1) Related to our Credit Agreement. See Note 13 - Debt Obligations for discussion of our debt obligations.

(7) Risk Management Activities

We are exposed to certain market risks related to the volatility of commodity prices and changes in interest rates. To monitor and manage these market risks, we have established comprehensive risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging commodity price risk, interest rate risk and weather risk. We do not speculate using derivative instruments.

Commodity Derivatives

To manage the impact of the risks associated with changes in the market price of NGL, crude oil and refined products in our day-to-day business, we use a combination of fixed price swaps and forward contracts.

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

The following table summarizes the net notional volumes of our outstanding commodity-related derivatives, excluding those contracts that qualified for the NPNS exception as of September 30, 2018 and December 31, 2017, none of which were designated as hedges for accounting purposes. We had no outstanding commodity-related derivatives as of December 31, 2017.

	September 30, 2018		December 31, 2017
Commodity Swaps	Volume	Maturity	Volume	Maturity
NGLs Fixed Price (gallons)	831,600	January 2019	—	—
Crude Oil Basis (barrels)	93,000	December 2018	—	—

Interest Rate Swaps

To manage the impact of the interest rate risk associated with our Credit Agreement, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable rate debt into fixed rate cash flows.

As of both September 30, 2018 and December 31, 2017, we had a combined notional principal amount of $550.0 million of variable-to-fixed interest rate swap agreements. As of September 30, 2018, the maximum length of time over which we have hedged a portion of our exposure due to interest rate risk is through December 31, 2022.

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

We paid $1.0 million and $1.1 million in premiums during the nine months ended September 30, 2018 and 2017, respectively. Premiums are amortized to Direct operating expenses on a straight-line basis over the one-year term of the contract. Unamortized amounts associated with the weather derivatives were $0.7 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively, and are included in Other current assets on the Condensed Consolidated Balance Sheets.

Financial Instruments Measured at Fair Value on a Recurring Basis - The following table summarizes the fair values of our derivative contracts (before netting adjustments) included in the Condensed Consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Classification	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commodity derivatives	Accrued expenses and other current liabilities	$—	$—	$(352)	$—

Interest rate swaps	Other current assets	6,534	2,677	—	—
Interest rate swaps	Other assets, net	11,074	8,807	—	—

Weather derivatives	Other current assets	701	509	—	—
	Total	$18,309	$11,993	$(352)	$—

As of September 30, 2018 and December 31, 2017, there were no offsets to the fair value of our derivative assets and liabilities on a gross basis in the Condensed Consolidated Balance Sheets subject to enforceable master netting arrangements.

For each of the three and nine months ended September 30, 2018 and 2017, the realized and unrealized gains (losses) associated with our commodity, interest rate and weather derivative instruments were recorded in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	Realized	Unrealized	Realized	Unrealized
2018
Loss on commodity derivatives, net	$(122)	$(112)	$(178)	$(352)
Interest expense, net of capitalized interest	341	33	2,976	6,123
Direct operating expenses	(247)	—	(797)	—

2017
Loss on commodity derivatives, net	$(51)	$(546)	$465	$(498)
Interest expense, net of capitalized interest	51	221	(19)	(1,790)
Direct operating expenses	(278)	—	(753)	—

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value
Financial Instruments Not Measured at Fair Value on a Recurring Basis - The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. Short-term and long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-Derivatives
Liabilities
8.5% Senior Unsecured Notes	$418,989	$427,154	$418,421	$437,062
3.77% Senior Secured Notes	55,342	49,792	56,005	53,845
3.97% Trans-Union Secured Senior Notes	30,390	27,118	31,692	30,221
Total	$504,721	$504,064	$506,118	$521,128

The fair value of debt instruments are valued using a market approach based on quoted prices for similar instruments traded in active markets and are classified as Level 2 within the fair value hierarchy. All financial instruments in the table above are classified as Level 2. The carrying value of amounts outstanding under the Credit Agreement approximates the related fair value, as interest charges vary with market rate conditions.

The carrying value of all non-derivative financial instruments included in current assets (including cash, cash equivalents, restricted cash and accounts receivable) and current liabilities (including accounts payable but excluding short-term debt) approximates the applicable fair value due to the short maturity of those instruments.

(8) Property, Plant and Equipment

Property, plant and equipment, net, consists of the following (in thousands):

	Useful Life (in years)	September 30, 2018	December 31, 2017
Land	Infinite	$14,635	$18,145
Construction in progress	N/A	54,584	55,622
Buildings and improvements	4 to 40	10,116	16,235
Transportation equipment	5 to 15	22,527	22,697
Processing and treating plants	8 to 40	123,901	123,138
Pipelines, compressors and right-of-way	3 to 40	1,022,034	974,301
Storage	3 to 40	44,418	146,105
Equipment	3 to 31	62,062	80,220
Total property, plant and equipment		1,354,277	1,436,463
Accumulated depreciation		(360,357)	(340,878)
Property, plant and equipment, net		$993,920	$1,095,585

At September 30, 2018 and December 31, 2017, gross property, plant and equipment included $376.4 million and $367.6 million, respectively, related to FERC regulated interstate and intrastate assets.

Depreciation expense totaled $17.6 million and $20.1 million for the three months ended September 30, 2018 and 2017, respectively, and $54.4 million and $56.9 million for the nine months ended September 30, 2018 and 2017, respectively. Capitalized interest was $0.7 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(9) Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Liquid Pipelines and Services	$35,708	$35,708
Terminalling Services	11,043	88,466
Offshore Pipelines and Services	4,972	4,692
Total	$51,723	$128,866

The decline in goodwill in our Terminalling Services segment relates to Marine Products which were sold on July 31, 2018 and Refined Products which were classified as held for sale at September 30, 2018. See Note 4 - Acquisitions and Dispositions for further discussion.

Intangible assets, net, consist of the following (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,745	$(16,290)	$48,455
Customer contracts	94,693	(51,910)	42,783
Dedicated acreage	42,546	(7,248)	35,298
Collaborative arrangements	11,884	(2,051)	9,833
Noncompete agreements	1,064	(1,064)	—
Other	197	(29)	168
Total	$215,129	$(78,592)	$136,537

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$110,483	$(29,965)	$80,518
Customer contracts	94,692	(48,173)	46,519
Dedicated acreage	42,547	(6,216)	36,331
Collaborative arrangements	11,884	(1,415)	10,469
Noncompete agreements	1,064	(1,064)	—
Other	198	(25)	173
Total	$260,868	$(86,858)	$174,010

These intangible assets have definite lives and are subject to amortization on a straight-line basis over their economic lives, currently ranging from approximately 5 years to 30 years.

Amortization expense related to our intangible assets totaled $2.5 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively, and $7.8 million and $20.6 million for the nine months ended September 30, 2018 and 2017, respectively. The estimated aggregate annual amortization expected to be recognized for the remainder of 2018 and each of the four succeeding fiscal years is $2.5 million, $10.2 million, $10.2 million, $10.2 million and $9.3 million, respectively.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(10) Investments in Unconsolidated Affiliates

The following table presents the activity in our equity method investments in unconsolidated affiliates (in thousands):

	Delta House (1)		Emerald Transactions
	FPS(2,4)	OGL(2,4)	Destin(4)	Tri-States(3)	Okeanos(4)	Wilprise(3)	Cayenne JV(3)	Total
Ownership % - December 31, 2017	35.7%	35.7%	66.7%	16.7%	66.7%	25.3%	50.0%
Ownership % - September 30, 2018	35.7%	35.7%	66.7%	16.7%	66.7%	25.3%	50.0%

Balances at December 31, 2017	$90,412	$46,932	$124,245	$53,057	$22,445	$4,689	$6,654	$348,434
Earnings in unconsolidated affiliates	14,892	8,204	8,543	2,983	8,225	664	4,231	47,742
Contributions	847	6	—	—	—	—	4,020	4,873
Distributions	(11,256)	(12,076)	(21,980)	(4,701)	(11,499)	(848)	(1,900)	(64,260)
Balances at September 30, 2018	$94,895	$43,066	$110,808	$51,339	$19,171	$4,505	$13,005	$336,789
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
(2) FPS denotes Floating Production System LLC whereas OGL denotes Oil & Gas Lateral LLC.
(3) Included in our Liquid Pipelines and Services segment.
(4) Included in our Offshore Pipelines and Services segment.

The following tables present the summarized combined financial information for our equity investments (amounts represent 100% of investee financial information) (in thousands):

Balance Sheets:	September 30, 2018	December 31, 2017
Current assets	$88,702	$80,405
Non-current assets	1,257,275	1,288,862
Current liabilities	86,821	130,904
Non-current liabilities	470,391	436,584

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations:	2018	2017(1)	2018	2017(1)
Revenue	$85,504	$105,621	$194,193	$308,987
Operating expenses	6,665	24,168	21,172	76,145
Net income	63,078	76,650	123,226	220,617
_________________________
(1) In August 2017, we acquired 100% of the interest in POGS, the outstanding interests in one of our equity investments. We have consolidated this entity from the acquisition date. See Note 4 - Acquisitions and Dispositions for further discussion.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Capital expenditures	$9,069	$10,721
Accrued interest	14,290	3,190
Convertible preferred unit distributions	8,354	—
Current portion of asset retirement obligation	3,764	6,416
Additional Blackwater acquisition consideration (see Note 19)	5,000	5,000
Taxes payable	42,350	5,263
Due to related parties	9,508	6,609
Royalties, gas imbalance and leases payables	5,734	7,905
Professional fees	4,587	1,848
Other	13,485	21,902
Total accrued expenses and other current liabilities	$116,141	$68,854

The increase in taxes payable from period to period is primarily due to income taxes associated with our sale of Marine Products in the third quarter of 2018. See further discussion of the Marine Products sale in Note 4 - Acquisitions and Dispositions.

(12) Asset Retirement Obligations

We record a liability for the fair value of asset retirement obligations and conditional asset retirement obligations (collectively referred to as “AROs”) that we can reasonably estimate, on a discounted basis, in the period in which the liability is incurred. Generally, the fair value of the liability is calculated using discounted cash flow techniques and based on internal estimates and assumptions related to (i) future retirement costs, (ii) future inflation rates and (iii) credit adjusted risk-free interest rates. Significant increases or decreases in the assumptions would result in a significant change to the fair value measurement.

Certain assets related to our Offshore Pipelines and Services segment have regulatory obligations to perform remediation, and in some instances dismantlement and removal activities, when the assets are abandoned. These AROs include varying levels of activity including disconnecting inactive assets from active assets, cleaning and purging assets, and in some cases, completely removing the assets and returning the land to its original state. These assets have been in existence for many years and with regular maintenance will continue to be in service for many years to come. It is not possible to predict when demand for these transmission services will cease, however, we do not believe that such demand will cease for the foreseeable future. The majority of the current portion of our AROs, which is included in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, is related to the retirement of the Midla pipeline. For further discussion related to the retirement of the Midla Pipeline, see the Note 14 - Debt Obligations in the 2017 Form 10-K.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents activity in our asset retirement obligations for the nine months ended September 30, 2018 (in thousands):

Current portion	$6,416
Non-current asset retirement obligation	66,194
Balances at December 31, 2017	72,610
Additions	260
Revision in estimate	(216)
Disposals	(516)
Expenditures	(3,149)
Accretion expense	2,865
Balances at September 30, 2018	71,854
Current portion	(3,764)
Non-current asset retirement obligation	$68,090

We are required to establish security against potential obligations relating to the abandonment of certain transmission assets that may be imposed on the previous owner by applicable regulatory authorities. We have deposited $5.0 million with a third party to secure our performance on these potential obligations. Those deposits, in our Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, are included in Restricted cash-long term.

(13) Debt Obligations

Our outstanding debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility	$600,000	$697,900
8.50% Senior unsecured notes, due 2021	425,000	425,000
3.77% Senior secured notes, due 2031 (non-recourse)	57,531	58,324
3.97% Senior secured notes, due 2032 (non-recourse)	30,709	32,025
Other debt	—	4,989
Total debt obligations	1,113,240	1,218,238
Unamortized debt issuance costs	(8,519)	(9,231)
Total debt	1,104,721	1,209,007
Current portion of long-term debt	(603,502)	(7,551)
Long term debt	$501,219	$1,201,456

AMID Revolving Credit Agreement
On June 29, 2018, we amended our revolving credit facility agreement, dated March 8, 2017 (the “Original Credit Agreement”), by entering into the First Amendment to Second Amended and Restated Credit Agreement (the “Amendment” and, the Original Credit Agreement as amended by the Amendment, the “Credit Agreement”; capitalized terms used but not defined herein shall have the meanings assigned thereto in the Credit Agreement) with a syndicate of lenders and Bank of America, N.A., as administrative agent.
The Credit Agreement matures on September 5, 2019, and is therefore being presented as a current liability in our Condensed Consolidated Balance Sheet as of September 30, 2018.
The Amendment adds a required prepayment in the amount equal to 100% of the net cash proceeds received from the Marine Products and Refined Products asset sales and any other disposition greater than $5 million as defined below. On July 31, 2018, we completed the sale of our Marine Products terminals. Net proceeds from this disposition were approximately $208.6 million, exclusive of $5.7 million in advisory fees and other costs, and were used to pay down the Credit Agreement.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Amendment also amends our borrowing capacity as follows:

•
upon consummation of the Marine Products sale, the aggregate commitment under the Credit Agreement was automatically reduced by $200.0 million, such that total borrowing capacity under the Credit Agreement is $700.0 million as of September 30, 2018;

•	upon consummation of the Refined Products sale, the aggregate commitment under the Credit Agreement shall be automatically reduced by 50% of the net cash proceeds of such disposition; and

•	upon consummation of any disposition greater than $15 million, the aggregate commitment under the Credit Agreement shall be automatically reduced by 25% of the net cash proceeds of such disposition.

The Amendment adds a new pricing tier of LIBOR + 3.50% when Consolidated Total Leverage Ratio equals or exceeds 5.0:1.0. The Credit Agreement includes the following financial covenants, as amended by the Amendment and defined in the Credit Agreement, which financial covenants will be tested on a quarterly basis, for the fiscal quarter then ending:

	Minimum Consolidated Interest Coverage Ratio	Maximum Consolidated Total Leverage Ratio	Maximum Consolidated Secured Leverage Ratio
June 30, 2018	2.50:1.00	6.15:1.00	4.00:1.00
September 30, 2018	2.00:1.00	6.25:1.00	3.75:1.00
December 31, 2018	1.75:1.00	5.50:1.00	3.50:1.00
March 31, 2019	1.75:1.00	5.00:1.00 (1)	3.50:1.00
June 30, 2019 and thereafter	2.00:1.00	5.00:1.00 (1)	3.50:1.00
___________________________
(1) 5.50:1.00 during a Specified Acquisition Period

As of September 30, 2018, we were in compliance with our Credit Agreement financial covenants, including those shown below:

Ratio	Actual
Consolidated Interest Coverage Ratio	2.37
Consolidated Total Leverage Ratio	5.65
Consolidated Secured Leverage Ratio	3.31

As of September 30, 2018, we had $600 million of borrowings, $39.0 million of letters of credit outstanding and $61.0 million of remaining borrowing capacity under the Credit Agreement, of which $41.0 million is currently available. For the nine months ended September 30, 2018 and 2017, the weighted average interest rate, excluding the impact of interest rate swaps, on borrowings under this facility was 6.23% and 4.85%, respectively.

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

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Going Concern Assessment and Management’s Plans

Pursuant to FASB ASC 205-40, we are required to assess our ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As discussed above in “AMID Revolving Credit Agreement”, our Credit Agreement matures on September 5, 2019 and has not been renewed as of the date of the issuance of these financial statements.

As discussed in Note 19 - Related Party Transactions, on September 28, 2018, the Board of Directors of our General Partner received a non-binding proposal from Magnolia, an affiliate of ArcLight to acquire the common units that it does not already own. The transaction is currently in the due diligence phase and requires approval of the Conflicts Committee of the Board of Directors. As a result of this ongoing process, management has deferred finalization of a renewal of the Credit Agreement.

While the Partnership intends to renew or extend the terms of its Credit Agreement, until such time as we have executed an agreement to refinance or extend the maturity of our Credit Agreement, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern.

(14) Convertible Preferred Units

Our convertible preferred units consist of the following (in thousands):

	Series A		Series C		Total
	Units	$	Units	$	$
December 31, 2017	10,719	$191,798	8,965	$125,382	$317,180
Paid in kind unit distributions	291	—	277	—	—
September 30, 2018	11,010	$191,798	9,242	$125,382	$317,180

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

The holders of Series A-1 Units receive quarterly distributions prior to any distributions to our common unitholders. The quarterly distributions on the Series A-1 Units are equal to the greater of $0.4125 per unit or the declared distribution to common unitholders. The Series A-1 Units may be converted into common units, subject to customary anti-dilutive adjustments, at the option of the unitholders at any time. As of September 30, 2018, the conversion price was $15.10 and the conversion ratio is 1:1.1589.

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

On July 27, 2015, we amended our Partnership Agreement to grant us the right (the “Call Right”) to require the holders of the Series A-2 Units to sell, assign and transfer all or a portion of the then-outstanding Series A-2 Units to us for a purchase price of $17.50 per Series A-2 Unit (subject to appropriate adjustment for any equity distribution, subdivision or combination of equity interests in the Partnership). We may exercise the Call Right at any time, in connection with our or our affiliates’ acquisition of assets or equity from ArcLight Energy Partners Fund V, L.P., or one of its affiliates, for a purchase price in excess of $100.0 million. We may not exercise the Call Right with respect to any Series A-2 Units that a holder has elected to convert into common units on or prior to the date we have provided notice of our intent to exercise the Call Right, and we may also not exercise the Call Right if doing so would result in a default under any of our or our affiliates’ financing agreements or obligations. As of September 30, 2018, the conversion price was $15.10 and the conversion ratio is 1:1.1589.

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

In the event that we issue, sell or grant any common units or convertible securities at an indicative per common unit price that is less than $14.00 per common unit (subject to customary anti-dilution adjustments), then the conversion price will be adjusted according to a formula to provide for an increase in the number of common units into which Series C Units are convertible. As of September 30, 2018, the conversion price was $13.27 and the conversion ratio is 1:1.0550.

In connection with the issuance of the Series C Units, we issued the holders a warrant to purchase up to 800,000 common units at an exercise price of $7.25 per common unit (the “Series C Warrant”). The Series C Warrant is subject to standard anti-dilution adjustments and is exercisable for a period of seven years.

The fair value of the Series C Warrant was determined using a market approach that utilized significant inputs which are not observable in the market and thus represent a Level 3 measurement as defined by ASC 820, Fair Value Measurements and Disclosures. The estimated fair value of $4.41 per warrant unit was determined using a Black-Scholes model and the following significant assumptions: (i) a dividend yield of 18%, (ii) common unit volatility of 42% and (iii) the seven-year term of the warrant to arrive at an aggregate fair value of $4.5 million.

As conversion is at the option of the holder and redemption is contingent upon a future event, which is outside the control of the Partnership, the Series A-1, A-2 and C Units have been classified as mezzanine equity in the Condensed Consolidated Balance Sheets.

(15) Partners’ Capital

Our capital accounts are comprised of 1.3% notional General Partner interests and 98.7% limited partner interests as of September 30, 2018. Our limited partners have limited rights of ownership as provided for under our Partnership Agreement and the right to

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

participate in our distributions. Our General Partner manages our operations and participates in our distributions, including certain incentive distributions pursuant to the incentive distribution rights that are non-voting limited partner interests held by our General Partner. Pursuant to our Partnership Agreement, our General Partner participates in losses and distributions based on its interest. The General Partner’s participation in the allocation of losses and distributions is not limited, and therefore, such participation can result in a deficit to its capital account. As such, allocation of losses and distributions, including distributions for previous transactions between entities under common control, has resulted in a deficit to the General Partner’s capital account included in our Condensed Consolidated Balance Sheets.

Outstanding Units

The following table presents unit activity (in thousands):

	General Partner Units	Limited Partner Units
Balances at December 31, 2017	965	52,711
LTIP units vesting	—	279
Issuance of GP units	16	—
Balances at September 30, 2018	981	52,990

General Partner Units

In order for our General Partner to maintain its ownership percentage in us, our General Partner paid $0.1 million and $3.9 million for the issuance of 16,326 and 272,811 additional notional General Partner units for the nine months ended September 30, 2018 and 2017, respectively.

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

Limited Partner Units (Common Units)

The following table reflects distributions declared and paid through September 30, 2018 (in thousands, except per unit data):

Date Declared	Distribution Payment Date	Period for which Distribution Relates	General Partner	Limited Partner	Total Cash Distributions	Cash Distributions Per Common Unit
July 27, 2018	August 14, 2018	Second Quarter of 2018	$72	$5,463	$5,535	$0.1031
April 26, 2018	May 15, 2018	First Quarter of 2018	$287	$21,853	$22,140	$0.4125
January 26, 2018	February 14, 2018	Fourth Quarter of 2017	$290	$21,745	$22,035	$0.4125

On October 25, 2018, we announced that the Board of Directors of our general partner declared a quarterly cash distribution of $0.1031 per common unit, which represents the distribution for the third quarter of 2018 and will be paid in the fourth quarter of 2018. See Note 22 - Subsequent Events for more information.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table details cash distributions paid or accrued as of, and for, the three and nine months ended September 30, 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Series A Units
Cash paid	$4,542	$2,145	$9,084	$6,790
Accrued (1)	4,542	4,105	4,542	4,105
Paid-in-kind units	—	1,924	3,767	6,838

Series C Units
Cash paid	$3,812	$3,627	$7,624	$10,880
Accrued (1)	3,812	4,150	3,812	4,150
Paid-in-kind units	—	—	4,309	—

Series D Units
Cash paid	$—	$963	$—	$2,888

Limited Partners’ Units(2)
Cash paid	$5,463	$21,345	$49,061	$67,648

General Partner’s Units(3)
Cash paid	$72	$277	$649	$645

Summary
Cash paid	$13,889	$28,357	$66,418	$88,851
Accrued (1)	8,354	8,255	8,354	8,255
Paid-in-kind units	—	1,924	8,076	6,838
__________________________
(1) Can be paid in either Cash, PIK or a combination of both. PIK payments on the Series C Units require consent of the holder.
(2) Limited Partner distributions do not include $5.5 million and $21.7 million of distributions declared in the fourth quarter which relate to the third quarter of 2018 and 2017, respectively.
(3) General Partner distributions do not include $0.1 million and $0.3 million of distributions declared in the fourth quarter which relate to the third quarter of 2018 and 2017, respectively.

Fair Value Determination of PIK of Preferred Units

The fair value of the PIK distributions was determined using the market and income approaches, requiring significant inputs that are not observable in the market and thus represent a Level 3 measurement. Under the income approach, the fair value estimates for all periods presented were based on (i) present value of estimated future contracted distributions, (ii) option values ranging from $0.31 per unit to $2.05 per unit using a Black-Scholes model, (iii) assumed discount rates ranging from 5.80% to 6.23%, and (iv) assumed growth rates of 1.0%.

(16) Net Income (Loss) per Limited Partner Unit

As discussed in Note 4 - Acquisitions and Dispositions, the JPE Merger on March 8, 2017 was a combination between entities under common control. As a result, prior periods were retrospectively adjusted to furnish comparative information. Accordingly, the prior period earnings combining both entities were allocated among our General Partner and common unitholders assuming JPE units were converted into our common units in the comparative historical periods.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The calculation of basic and diluted limited partners' net income (loss) per common unit is summarized below (in thousands, except per unit amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations	$38,183	$11,806	$7,067	$(42,266)
Net income attributable to noncontrolling interests	(25)	(621)	(83)	(3,386)
Net income (loss) from continuing operations attributable to the Partnership	38,158	11,185	6,984	(45,652)

Distributions on Series A Units	(4,542)	(4,105)	(13,626)	(12,472)
Distributions on Series C Units	(3,812)	(4,150)	(11,437)	(11,403)
Distributions on Series D Units	—	—	—	(1,925)
General Partner's distribution	(73)	(287)	(434)	(763)
General Partner's share in undistributed (loss) income	(303)	210	683	1,729
Income (loss) from continuing operations attributable to Limited Partners	29,428	2,853	(17,830)	(70,486)
Income from discontinued operations, net of tax	—	44,696	—	42,185
Net income (loss) attributable to Limited Partners	$29,428	$47,549	$(17,830)	$(28,301)

Weighted average number of common units outstanding:
Basic	52,984	52,021	52,917	52,021
Potentially dilutive common unit equivalents(1)	22,541	—	—	—
Diluted	75,525	52,021	52,917	52,021

Limited Partners' net income (loss) per common unit - Basic and Diluted
Basic:
Income (loss) from continuing operations	$0.56	$0.05	$(0.34)	$(1.35)
Income (loss) from discontinued operations	—	0.86	—	0.81
Net income (loss)	$0.56	$0.91	$(0.34)	$(0.54)

Diluted:
Income (loss) from continuing operations	$0.39	$0.05	$(0.34)	$(1.35)
Income (loss) from discontinued operations	—	0.86	—	0.81
Net income (loss)	$0.39	$0.91	$(0.34)	$(0.54)
_____________________________________
(1) Potential common unit equivalents were antidilutive for the three months ended September 30, 2017 and for the nine months ended September 30, 2018 and 2017. As a result, 24.9 million potential common unit equivalents for the three months ended September 30, 2017 and 23.4 million potential common unit equivalents and 24.8 million potential common unit equivalents for the nine months ended September 30, 2018 and 2017, respectively, have been excluded from the determination of diluted limited partners' net income (loss) per common unit.

(17) Incentive Compensation

All equity-based awards issued under the long-term incentive plan (“LTIP”) consist of either restricted (“RSUs”) or performance-based (“PSUs”) phantom units, or option grants. Future awards may be granted at the discretion of the Compensation Committee of the Board and subject to approval by the Board.

As of September 30, 2018, there were 3,763,750 common units available for future grants under the LTIP.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents the components of equity-based compensation expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Grant Type:
RSU	$1,083	$815	$2,616	$6,010
PSU	237	—	867	—
Options	15	19	46	57
Total	$1,335	$834	$3,529	$6,067

During the nine months ended September 30, 2018, we granted 818,357 RSU’s at a weighted-average fair value per unit of $8.54, vested 351,166 RSU’s at a weighted-average fair value per unit of $6.26 and forfeited 356,479 RSU’s at a weighted-average fair value per unit of $6.62. Unrecognized compensation expense related to RSU’s was $8.6 million at September 30, 2018.

During the nine months ended September 30, 2018, we did not grant any options or performance-based awards under our LTIP. Unrecognized compensation expense related to options and performance-based awards was $0.1 million and $4.9 million, respectively, at September 30, 2018.

Defined Contribution Plan

For the three and nine months ended September 30, 2018 and 2017, compensation expense associated with our 401(k)-defined contribution plan’s employer matching was $0.6 million and $0.5 million, respectively, and $1.8 million and $1.4 million, respectively. There was no change to the defined contribution plan.

Cash Retention Plan

On September 2, 2018, the Partnership implemented a long-term cash retention award for all employees holding RSU’s under the Partnership’s LTIP. At each future vesting date of time-based unvested phantom units outstanding on July 28, a cash award in the amount of $6.00 per phantom unit will also be earned.  Holders of PSU’s were not included in the cash retention award. The expense associated with this award will be recognized over the service period.  During the three months ended September 30, 2018, approximately $0.9 million related to this plan was included in Corporate expenses in the Condensed Consolidated Statements of Operations.

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

(19) Related Party Transactions

To the extent applicable, our discussion below includes the nature of our relationship and activities that we had with our related parties, as defined by ASC 850, Related Party Disclosures, for the nine months ended September 30, 2018 and 2017 and the

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

outstanding balances as of September 30, 2018 and December 31, 2017. Balances associated with our investments in unconsolidated affiliates are disclosed in Note 10 - Investments in unconsolidated affiliates.

Blackwater Midstream Holdings, LLC

In December 2013, we acquired Blackwater Midstream Holdings, LLC (“Blackwater”) from an affiliate of ArcLight. The acquisition agreement included a provision whereby an ArcLight affiliate would be entitled to an additional $5.0 million of merger consideration based on Blackwater meeting certain operating targets. At September 30, 2018, we have $5.0 million accrued to the ArcLight affiliate which is included in Accrued expense and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Final resolution of the merger consideration will be determined in the fourth quarter of 2018 in connection with the sale of Marine Products.

Republic Midstream, LLC

Republic Midstream, LLC (“Republic”), is an entity owned by ArcLight to which we historically charged a monthly fee of approximately $0.1 million. The services agreement with Republic terminated according to its terms in September 2017 and services are no longer provided to Republic. As of December 31, 2017, we had an accounts receivable balance due from Republic of $0.8 million which is included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Magnolia Infrastructure Holdings, LLC

On September 28, 2018, the Board of Directors of our General Partner received a non-binding proposal from Magnolia, pursuant to which Magnolia would acquire all common units of the Partnership that Magnolia and its affiliates do not already own in exchange for $6.10 per common unit. If approved, it is currently expected that the transaction would be effected through a merger of the Partnership with a subsidiary of ArcLight. The transaction, as proposed, is subject to a number of contingencies, including Magnolia's completion of due diligence, the approval of the Conflicts Committee, the approval by holders of a majority of the outstanding common units of the Partnership and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive agreement will be executed or that any transaction will materialize.

General Partner

During the nine months ended September 30, 2018, our General Partner paid $31.8 million related to Corporate overhead support which was presented as part of the contribution line item in Cash flows from financing activities in our Condensed Consolidated Statements of Cash Flows. As of September 30, 2018, and December 31, 2017, we had $7.9 million and $6.5 million, respectively, of accounts payable due to our General Partner, which has been recorded in Accrued expenses and other current liabilities and relates primarily to compensation. This payable/receivable is generally settled on a quarterly basis related to the foregoing transactions.

On March 11, 2018, the Partnership and Magnolia entered into a Capital Contribution Agreement (the “Capital Contribution Agreement”) to provide additional capital and overhead support to us during the first three quarters of 2018 in connection with temporary curtailment of production flows at Delta House. Pursuant to the Capital Contribution Agreement, Magnolia has agreed to provide quarterly capital contributions, in an amount to be agreed, up to the difference between the actual cash distribution received by us on account of our interest in Delta House and the quarterly cash distribution expected to be received had the production flows to Delta House not been curtailed. In accordance with this agreement, Magnolia paid a capital contribution of $9.4 million in the second quarter of 2018. Subsequent to June 30, 2018, in accordance with this agreement, Magnolia paid a capital contribution of $8.3 million in August 2018. Both of these capital contributions are included in the $31.8 million related to Corporate overhead support discussed above.

Destin and Okeanos

On November 1, 2016, we became operator of the Destin and Okeanos pipelines and entered into operating and administrative management agreements under which our affiliates pay a monthly fee for general and administrative services provided by us. In addition, the affiliates reimburse us for certain transition related expenses. For the nine months ended September 30, 2018, and 2017, we recognized $1.9 million of management fee income for each respective period. For Destin, we had an outstanding accounts payable balance of $0.6 million as of September 30, 2018, which is included in Accrued expenses and other current liabilities and an outstanding accounts receivable balance of $0.5 million as of December 31, 2017, which is included in Other current assets in the accompanying Condensed Consolidated Balance Sheets. For Okeanos, we had an outstanding accounts receivable balance of

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

$0.1 million and $0.4 million as of September 30, 2018 and December 31, 2017, respectively, which is included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

Consolidated Asset Management Services, LLC ("CAMS")

Dan Revers, a director of our General Partner, indirectly owns in excess of 10% of CAMS, which, through various subsidiaries or affiliates, provides pipeline integrity services to the Partnership and subleases an office space from the Partnership. During the nine months ended September 30, 2018 and 2017, the Partnership was invoiced by CAMS $0.2 million for each respective period and had no outstanding accounts receivable balance as of September 30, 2018 or December 31, 2017.

Other Related Party Transactions

Michael D. Rupe, the brother of Ryan Rupe (the Partnership’s Vice President - Natural Gas Services and Offshore Pipelines), is the Chief Financial Officer of CIMA Energy Ltd., a crude oil and natural gas marketing company (“CIMA”). The Partnership regularly engages in purchases and sales of crude oil and natural gas with CIMA. During the nine months ended September 30, 2018, the Partnership invoiced CIMA $1.7 million and received invoicing from CIMA of $3.5 million in connection with such transactions. For the nine months ended September 30, 2017, the Partnership invoiced CIMA $6.2 million and received invoices from CIMA of $3.7 million for services. As of September 30, 2018, and December 31, 2017, the Partnership had minimal outstanding amounts due from CIMA.

During September and October 2017, under a transition services agreement, the Partnership made payments on behalf of AMID Merger GP II, LLC related to the Propane Business sale. As of September 30, 2018, and December 31, 2017, we had an outstanding accounts receivable balance related to these payments of $1.1 million and $2.5 million, respectively, which is included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.

For additional information on Related Parties, see Note 21 - Related Party Transactions, in our 2017 Form 10-K.

(20) Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions consist of the following (in thousands):

	Nine months ended September 30,
	2018	2017
Supplemental cash flow information
Cash paid for interest	$49,294	$40,885
Supplemental non-cash information
Investing
Increase (decrease) in accrued property, plant and equipment purchases	(1,652)	(15,112)
Accrued contributions to unconsolidated affiliates	(89)	—
Financing
Issuance of common units for the Panther acquisition	—	12,532
Contributions from an affiliate holding limited partner interests	—	4,000
Accrued distributions on convertible preferred units	8,354	8,255
Paid-in-kind distributions on convertible preferred units	8,076	6,838

(21) Reportable Segments

Our operations are organized into five reportable segments: (1) Gas Gathering and Processing Services, (2) Liquid Pipelines and Services, (3) Natural Gas Transportation Services, (4) Offshore Pipelines and Services and (5) Terminalling Services. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”).

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

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Our CODM uses gross margin as the primary measure for reviewing our segments’ profitability and therefore, in accordance with ASC 280, we have presented gross margin for each segment. For segments other than Terminalling Services, we define segment gross margin as total revenue plus unconsolidated affiliate earnings less unrealized gains (losses) on commodity derivatives, construction and operating management agreement income and the cost of sales. Gross margin for Terminalling Services also deducts direct operating expense, which includes direct labor, general materials and supplies and direct overhead.

The following tables set forth our segment information for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenue	$53,429	$109,559	$12,710	$19,331	$7,551	$202,580
Loss on commodity derivatives, net	(93)	(141)	—	—	—	(234)
Total revenue	53,336	109,418	12,710	19,331	7,551	202,346

Operating expenses:
Cost of sales	37,917	103,345	5,502	1,959	1,551	150,274
Direct operating expenses	—	—	—	—	2,152	20,407
Corporate expenses						23,857
Termination fee						17,000
Depreciation, amortization and accretion expense						23,040
Gain on sale of assets, net						(99,396)
Total operating expenses						135,182
Operating income						67,164
Other income (expense), net
Interest expense, net of capitalized interest						(22,267)
Other expense, net						(128)
Earnings in unconsolidated affiliates	—	3,172	—	21,450	—	24,622
Income from continuing operations before income taxes						69,391
Income tax expense						(31,208)
Income from continuing operations						38,183
Net income attributable to non-controlling interests						(25)
Net income attributable to the Partnership						$38,158

Segment gross margin	$15,421	$9,351	$7,044	$38,823	$3,848

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three months ended September 30, 2017
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenue	$37,287	$87,022	$11,131	$14,360	$13,087	$162,887
Loss on commodity derivatives, net	(65)	(532)	—	—	—	(597)
Total revenue	37,222	86,490	11,131	14,360	13,087	162,290

Operating expenses:
Cost of sales	24,492	80,510	5,692	558	1,146	112,398
Direct operating expenses					3,432	20,705
Corporate expenses						27,083
Depreciation, amortization and accretion expense						26,781
Gain on sale of assets, net						(4,061)
Total operating expenses						182,906
Operating loss						(20,616)
Other income (expenses), net
Interest expense, net of capitalized interest						(17,759)
Other income, net						34,085
Earnings in unconsolidated affiliates	—	1,317	—	15,510	—	16,827
Income from continuing operations before income taxes						12,537
Income tax expense						(731)
Income from continuing operations						11,806
Income from discontinued operations, including gain on disposition						44,696
Net income						56,502
Net income attributable to non-controlling interests						(621)
Net income attributable to the Partnership						$55,881

Segment gross margin	$12,761	$7,808	$5,356	$29,312	$8,509

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Nine months ended September 30, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenue	$138,613	$349,947	$44,339	$54,711	$41,310	$628,920
Loss on commodity derivatives, net	(385)	(145)	—	—	—	(530)
Total revenue	138,228	349,802	44,339	54,711	41,310	628,390

Operating expenses:
Cost of sales	95,921	333,342	16,628	6,105	9,952	461,948
Direct operating expenses	—	—	—	—	10,605	65,595
Corporate expenses						69,922
Termination fee						17,000
Depreciation, amortization and accretion expense						66,274
Gain on sale of assets, net						(99,491)
Total operating expenses						581,248
Operating income						47,142
Other income (expense), net
Interest expense, net of capitalized interest						(55,834)
Other income, net						62
Earnings in unconsolidated affiliates	—	7,878	—	39,864	—	47,742
Income from continuing operations before income taxes						39,112
Income tax expense						(32,045)
Net income						7,067
Net income attributable to non-controlling interests						(83)
Net income attributable to the Partnership						$6,984

Segment gross margin	$42,613	$24,365	$27,384	$88,470	$20,753

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Nine months ended September 30, 2017
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenue	$111,001	$253,590	$34,966	$41,330	$47,544	$488,431
(Loss) gain on commodity derivatives, net	(170)	137	—	—	—	(33)
Total revenue	110,831	253,727	34,966	41,330	47,544	488,398

Operating expenses:
Cost of sales	74,261	236,896	17,630	6,487	7,612	342,886
Direct operating expenses	—	—	—	—	9,503	56,819
Corporate expenses						84,570
Depreciation, amortization and accretion expense						78,834
Gain on sale of assets, net						(4,064)
Total operating expenses						559,045
Operating loss						(70,647)
Other income (expenses), net
Interest expense, net of capitalized interest						(51,037)
Other income, net						32,248
Earnings in unconsolidated affiliates	—	3,886	—	45,895	—	49,781
Loss from continuing operations before income taxes						(39,655)
Income tax expense						(2,611)
Loss from continuing operations						(42,266)
Income from discontinued operations, including gain on disposition						42,185
Net loss						(81)
Net income attributable to non-controlling interests						(3,386)
Net loss attributable to the Partnership						$(3,467)

Segment gross margin	$36,663	$21,209	$17,106	$80,738	$30,429

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A reconciliation of total assets by segment to the amounts included in the Condensed Consolidated Balance Sheets follows (in thousands):

	September 30,	December 31,
	2018	2017
Segment assets:
Gas Gathering and Processing Services	$397,726	$404,872
Liquid Pipelines and Services	370,833	359,646
Natural Gas Transportation Services	267,185	268,991
Offshore Pipelines and Services	525,493	553,213
Terminalling Services	187,779	293,085
Other (1)	85,589	43,659
Total assets	$1,834,605	$1,923,466

Investment in unconsolidated affiliates:
Liquid Pipelines and Services	$68,849	$64,399
Offshore Pipelines and Services	267,940	284,035
Total investment in unconsolidated affiliates	$336,789	$348,434
________________________
(1) Other assets consists primarily of corporate assets not allocable to segments, such as leasehold improvements and other current assets.

The following table sets forth capital expenditures for the three and nine months ended September 30, 2018 and 2017 by segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Capital expenditures
Gas Gathering and Processing Services	$11,603	$4,788	$24,914	$13,315
Liquid Pipelines and Services	1,468	1,301	12,649	2,677
Natural Gas Transportation Services	1,554	6,431	4,045	30,797
Offshore Pipelines and Services	155	2,283	20,491	3,417
Terminalling Services	691	3,954	6,813	6,795
Corporate	1,358	1,235	4,430	4,882
Total capital expenditures(1)	$16,829	$19,992	$73,342	$61,883
_____________________________________
(1) Capital expenditures exclude expenditures made for the Propane Business of $0.7 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, as the business was sold in 2017.

(22) Subsequent Events

Distribution

On October 25, 2018, we announced that the Board of Directors of our General Partner declared a quarterly cash distribution of $0.1031 per common unit, or $0.4125 per common unit annualized, with respect to the third quarter of 2018, which is consistent with our second quarter of 2018 per common unit distribution. The distribution will be paid on November 14, 2018 to unitholders of record as of the close of business on November 6, 2018.

Ajax Settlement

American Midstream Permian, LLC and Ajax Resources, LLC (“Ajax”) are parties to a Gas Processing and Gathering Agreement, dated October 1, 2013, pursuant to which American Midstream Permian, LLC’s Yellow Rose System gathers and processes Ajax’s production from its dedicated acreage in the Permian Basin.  On June 13, 2016, the Partnership filed a Petition, Application for Temporary Restraining Order and Temporary Injunction in District Court for Harris County, Texas seeking to enjoin Ajax from terminating the Agreement. On December 13, 2017, Ajax sent the Partnership a notice stating that following an audit conducted pursuant to the Agreement, it concluded that the Partnership underpaid Ajax during the period between January 2015 and May

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2017, and Ajax requested that the Partnership pay for the alleged damages. On September 25, 2018, Ajax filed an answer and counterclaim to the Partnership’s Petition asserting that the Partnership breached the Agreement with Ajax and seeking damages in the amount of $4.7 million plus attorneys’ fees. On October 23, 2018, the parties agreed to settle this matter, and the Partnership made a $2.0 million payment to Ajax in exchange for Ajax’s release of all claims against the Partnership. On October 26, 2018, the parties filed a Joint Motion for Dismissal with Prejudice with the court.  The Partnership accrued an amount equal to $2.0 million for this matter in the third quarter of 2018.

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

Forward-Looking Statements

Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can typically identify forward-looking statements by the use of words such as "may," "could," “intend,” “will,” “would,” "project," "believe," "anticipate," "expect," "estimate," "potential," "plan," "forecast" and other similar words.

All statements that are not statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans, and objectives of management for future operations, are forward-looking statements.

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the risks set forth in Item 1A - Risk Factors of our 2017 Form 10-K as well as the following risks and uncertainties:

•	our ability to execute on our capital allocation strategy, including sales of non-core assets, receipt of expected proceeds, distribution levels and reduction in leverage;

•	the impact of the unsolicited offer from Magnolia to acquire all common units it and its affiliates do not already own and the process resulting therefrom;

•	our ability to timely and successfully identify, consummate and integrate acquisitions and organic growth projects, including the realization of all anticipated benefits of any such transactions;

•	our ability to refinance our credit facility before its scheduled maturity in September 2019 on terms acceptable to us, or at all, and the associated costs;

•	our ability to maintain compliance with financial covenants and ratios in our revolving credit facility;

•	any adverse impact of our doubt as to our ability to continue as a going concern;

•	our ability to generate sufficient cash from operations to pay distributions to unitholders and our Board’s discretionary determination as to the level of cash distributions to unitholders;

•	our ability to access capital to fund growth, including new and amended credit facilities and access to the debt and equity markets, which will depend on general market conditions;

•	the demand for natural gas, refined products, condensate or crude oil and NGL products by the petrochemical, refining or other industries;

•
the performance of certain of our current and future projects and unconsolidated affiliates that we do not control and disruptions to cash flows from our joint ventures due to operational or other issues that are beyond our control;

•	severe weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	security threats such as terrorist attacks and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

•	general economic, market and business conditions, including industry changes and the impact of consolidations and changes in competition;

•	the level of creditworthiness of counterparties to transactions;

•	the amount of collateral required to be posted from time to time in our transactions;

•	the level and success of natural gas and crude oil drilling around our assets and our success in connecting natural gas and crude oil supplies to our gathering and processing systems;

•	the timing and extent of changes in natural gas, crude oil, NGLs and other commodity prices, interest rates and demand for our services;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity, interest rate and weather risks;

•	our dependence on a relatively small number of customers for a significant portion of our gross margin;

•	our ability to renew our gathering, processing, transportation and terminal contracts;

•	our ability to successfully balance our purchases and sales of natural gas;

•	our ability to grow through contributions from affiliates, acquisitions and internal growth projects;

•	the impact or outcome of any legal proceedings;

•	the level of support provided by our sponsor;

•	the cost and effectiveness of our remediation efforts with respect to the material weaknesses discussed in Part II, Item 9A - Controls and Procedures of our 2017 Form 10-K; and

•	costs associated with compliance with environmental, health and safety, and pipeline regulations.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in this Quarterly Report will prove to be accurate. Some of these and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements are more fully described in Item 1A - Risk Factors of our 2017 Form 10-K. Statements in this Quarterly Report speak as of the date of this Quarterly Report. Except as may be required by applicable securities laws, we undertake no obligation to publicly update or advise investors of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a growth-oriented Delaware limited partnership formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We provide critical midstream infrastructure that links producers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets. Through our five reportable segments, (i) Gas Gathering and Processing Services, (ii) Liquid Pipelines and Services, (iii) Natural Gas Transportation Services, (iv) Offshore Pipelines and Services and (v) Terminalling Services, we engage in the business of gathering, treating, processing and transporting natural gas; gathering, transporting, storing, treating and fractionating NGLs; gathering, storing and transporting crude oil and condensates; and storing refined products.

Recent Developments

•
On September 28, 2018, the Board of Directors of our General Partner received a non-binding proposal from Magnolia Infrastructure Holdings, LLC (“Magnolia”), an affiliate of ArcLight Capital Partners, LLC (“ArcLight”), pursuant to which Magnolia would acquire all common units of the Partnership that Magnolia and its affiliates do not already own in exchange for $6.10 per common unit. If approved, it is currently expected that the transaction would be effected through a merger of the Partnership with a subsidiary of ArcLight. The transaction, as proposed, is subject to a number of contingencies, including Magnolia's completion of due diligence, the approval of the Conflicts Committee, the approval by holders of a majority of the outstanding common units of the Partnership and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that definitive documentation will be executed or that any transaction will materialize.

•	During the first nine months of 2018, we entered into definitive agreements for the sale of certain of our businesses as follows:

◦
On February 16, 2018, we entered into a definitive agreement for the sale of our refined products terminals (the “Refined Products”) to DKGP Energy Terminals LLC (“DKGP”), for approximately $139 million in cash, subject to working capital adjustments. During June 2018, we were notified that the Federal Trade Commission was requesting additional information and documentary materials with respect to the planned sale. On August 1, 2018, we and DKGP announced the termination of the agreement. We are continuing to market Refined Products and present the assets and liabilities of Refined Products as held for sale.

◦
On June 18, 2018, we entered into a definitive agreement for the sale of our marine products terminals (the "Marine Products") to institutional investors for approximately $210 million in cash, subject to working capital adjustments. The divestiture of Marine Products, including the Harvey and Westwego terminals located in the Port of New Orleans in Louisiana, and the Brunswick terminal located in the Port of Brunswick in Georgia, is a continuation of the Partnership’s previously announced non-core asset divestiture program.

On July 31, 2018, we completed the sale of Marine Products. Net proceeds from this disposition were $208.6 million, exclusive of $5.7 million in advisory fees and other costs, and were used to repay borrowings outstanding under our Credit Agreement.

•
On October 31, 2017, we, our General Partner, our wholly owned subsidiary, Cherokee Merger Sub LLC, Southcross Energy Partners, L.P. (“SXE”) and Southcross Energy Partners GP, LLC, entered into an Agreement and Plan of Merger (the “SXE Merger Agreement”), and we, our General Partner and Southcross Holdings LP (“Holdings LP”) entered in to a Contribution Agreement (“Contribution Agreement”), for total consideration of $818 million. Under the Merger Agreement and the Contribution Agreement, we would have acquired SXE and substantially all the current subsidiaries of Holdings LP. The SXE Merger Agreement and the Contribution Agreement originally provided for an outside closing date of June 1, 2018. On June 1, 2018 the parties to the Merger Agreement and the Contribution Agreement agreed to extend such outside closing date to June 15, 2018 (the “Outside Closing Date”).

On July 29, 2018, following the expiration of the Outside Closing Date, we received notice of termination of the SXE Merger Agreement from SXE and notice of termination of the Contribution Agreement from Holdings LP. The terms of the Contribution Agreement required the payment to Holdings LP of a $17 million termination fee in the event Holdings LP terminated the Contribution Agreement after the Outside Closing Date due to our inability to obtain financing to close the SXE Transactions on terms reasonably acceptable to us. The termination fee serves as liquidated damages. The termination fee was paid in August 2018.

Financial Highlights

Financial highlights for the three months ended September 30, 2018 include the following:

•	Net income attributable to the Partnership was $38.2 million for the three months ended September 30, 2018 as compared to $55.9 million for the same period in 2017.

•	Adjusted EBITDA was $35.2 million for the three months ended September 30, 2018, a decrease of 17% compared to the third quarter of 2017.

•	Distributable cash flow was $4.5 million for the three months ended September 30, 2018, compared to $22.1 million for the same period in 2017.

•	Total segment gross margin was $74.5 million for the three months ended September 30, 2018, an increase of 17% as compared to the third quarter of 2017.

Adjusted EBITDA, distributable cash flow and total segment gross margin are each non-GAAP measures. Please see Non-GAAP Financial Measures for a definition and reconciliation to the most comparable GAAP measure.

Operational highlights for the three months ended September 30, 2018, include the following:

•	Continued producer development across the Partnership’s Eagle Ford gathering and processing assets contributed to a 30% increase in throughput volumes over the third quarter of 2017.

•	Increased activity in the deep-water Gulf of Mexico drove a 23% increase in natural gas throughput volumes on the Partnership’s consolidated offshore assets over the third quarter of 2017.

•	Continued strength across the Partnership’s natural gas transportation assets, with volumes increasing 71% from the same period in the prior year, driven by the acquisition of Trans-Union pipeline.

•	Strong producer activity across the Partnership’s East Texas and Permian assets contributed to an 18% increase in NGL production volumes over the third quarter of 2017.

•	Active drilling programs in and around the Partnership’s Bakken assets drove a 97% increase in throughput volumes over the second quarter of 2018.

•	Current production flows on Delta House are approximately 90 MBoe/d.

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

You should not consider total segment gross margin, operating margin, Adjusted EBITDA or DCF in isolation or as a substitute for, or more meaningful than analysis of, our results as reported under GAAP. Total segment gross margin, operating margin, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

We define Adjusted EBITDA as net income (loss) attributable to the Partnership, plus depreciation, amortization and accretion expense (“DAA”) excluding noncontrolling interest share of DAA, interest expense, net of capitalized interest excluding unrealized gain (loss) on interest rate swaps, amortization of deferred financing costs, debt issuance costs paid during the period,  unrealized gains (losses)  on derivatives, non-cash charges such as non-cash equity compensation expense and charges that are unusual such as transaction expenses primarily associated with our acquisitions, income tax expense, distributions from unconsolidated affiliates and General Partner’s contribution, less earnings in unconsolidated affiliates, discontinued operations, gains (losses) that are unusual, such as gain on revaluation of equity interest and gain (loss) on sale of assets, net and other non-recurring items that impact our business, such as construction and operating management agreement income (“COMA”) and other post-employment benefits plan net periodic benefit.

The GAAP measure most directly comparable to our performance measure Adjusted EBITDA is Net income (loss) attributable to the Partnership.

Distributable Cash Flow

DCF is a significant performance metric used by us and by external users of the Partnership's financial statements, such as investors, commercial banks and research analysts, to compare basic cash flows generated by us to the cash distributions we expect to pay the Partnership's unitholders. Using this metric, management and external users of the Partnership's financial statements can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. DCF is also an important financial measure for the Partnership's unitholders since it serves as an indicator of the Partnership's success in providing a cash return on investment. Specifically, this financial measure may indicate to investors whether we are generating cash flow at a level that can sustain the Partnership's quarterly distribution rates. DCF is also a quantitative standard used throughout the investment community with respect to publicly traded partnerships and limited liability companies because the value of a unit of such an entity is generally determined by the unit's yield (which in turn is based on the amount of cash distributions the entity pays to a unitholder). DCF will not reflect changes in working capital balances.

We define DCF as Adjusted EBITDA less interest expense net of capitalized interest excluding unrealized gain (loss) on interest rate swaps and letter of credit fees, maintenance capital expenditures and distributions related to the Series A, Series C and Series D convertible preferred units. The GAAP financial measure most comparable to DCF is Net income (loss) attributable to the Partnership.

Total Segment Gross Margin and Operating Margin

Total segment gross margin and operating margin are non-GAAP supplemental measures that we use to evaluate our performance.

For segments other than Terminalling Services, we define segment gross margin as total revenue plus unconsolidated affiliate earnings less unrealized gains (losses) on commodity derivatives, construction and operating management agreement income and the cost of sales. Gross margin for Terminalling Services also deducts direct operating expense which includes direct labor, general materials and supplies, and direct overhead. We define operating margin as total segment gross margin less other direct operating expenses. The GAAP measure most directly comparable to total segment gross margin and operating margin is Net income (loss) attributable to the Partnership. For a reconciliation of total segment gross margin and operating margin to Net income (loss) attributable to the Partnership, see Note About Non-GAAP Financial Measures below.

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

You should not consider total segment gross margin, operating margin, Adjusted EBITDA or DCF in isolation or as a substitute for, or more meaningful than analysis of, our results as reported under GAAP. Total segment gross margin, operating margin, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables reconcile the non-GAAP financial measures of total segment gross margin, operating margin, Adjusted EBITDA and DCF to its nearest GAAP measure, Net income (loss) attributable to the Partnership, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of Total Segment Gross Margin to Net Income (Loss) Attributable to the Partnership:	2018	2017	2018	2017

Gas Gathering and Processing Services segment gross margin	$15,421	$12,761	$42,613	$36,663
Liquid Pipelines and Services segment gross margin	9,351	7,808	24,365	21,209
Natural Gas Transportation Services segment gross margin	7,044	5,356	27,384	17,106
Offshore Pipelines and Services segment gross margin	38,823	29,312	88,470	80,738
Terminalling Services segment gross margin (1)	3,848	8,509	20,753	30,429
Total segment gross margin	74,487	63,746	203,585	186,145
Direct operating expenses	(18,254)	(17,274)	(54,991)	(47,316)
Operating margin	56,233	46,472	148,594	138,829

Loss on commodity derivatives, net	(234)	(597)	(530)	(33)
Corporate expenses	(23,857)	(27,083)	(69,922)	(84,570)
Termination fee	(17,000)	—	(17,000)	—
Depreciation, amortization and accretion expense	(23,040)	(26,781)	(66,274)	(78,834)
Gain on sale of assets, net	99,396	4,061	99,491	4,064
Interest expense, net of capitalized interest	(22,267)	(17,759)	(55,834)	(51,037)
Other income	160	34,224	587	31,926
Income tax expense	(31,208)	(731)	(32,045)	(2,611)
Net income from discontinued operations, net of tax	—	44,696	—	42,185
Net income attributable to noncontrolling interests	(25)	(621)	(83)	(3,386)
Net income (loss) attributable to the Partnership	$38,158	$55,881	$6,984	$(3,467)
_______________________
(1) Segment Gross Margin for our Terminalling Services segment includes Direct operating expenses. For additional information related to our operating segments, as well as a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes, see Note 21 - Reportable Segments, to our Condensed Consolidated Financial Statements.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reconciliation of Net Income (Loss) Attributable to the Partnership to Adjusted EBITDA and DCF:
Net income (loss) attributable to the Partnership	$38,158	$55,881	$6,984	$(3,467)
Depreciation, amortization and accretion expense	23,040	26,781	66,274	78,834
Noncontrolling interest share of depreciation, amortization and accretion expense	—	(96)	—	(661)
Interest expense, net of capitalized interest	22,267	17,759	55,834	51,037
Amortization of deferred financing costs	(2,493)	(1,154)	(5,142)	(3,610)
Unrealized loss (gain) on interest rate swaps	33	(1,646)	6,123	(3,658)
Debt issuance costs paid	1,959	119	4,701	2,235
Unrealized losses (gains) on derivatives, net	79	325	(5,771)	2,288
Non-cash equity compensation expense	1,335	835	3,529	6,067
Transaction expenses	7,105	10,470	22,922	31,155
Termination fee	17,000	—	17,000	—
Income tax expense	31,209	731	32,045	2,611
Discontinued operations	—	(44,745)	—	(36,247)
Distributions from unconsolidated affiliates	19,705	20,582	64,260	58,976
General Partner contribution	—	9,870	17,732	34,614
Earnings in unconsolidated affiliates	(24,622)	(16,827)	(47,742)	(49,781)
COMA	(167)	(91)	(346)	(257)
Other income	5	—	(39)	—
Gain on revaluation of equity interest	—	(32,383)	—	(32,383)
Gain on sale of assets, net	(99,396)	(4,061)	(99,491)	(4,064)
Adjusted EBITDA	$35,217	$42,350	$138,873	$133,689

Interest expense, net of capitalized interest	(22,267)	(17,759)	(55,834)	(51,037)
Amortization of deferred financing costs	2,493	1,154	5,142	3,610
Unrealized (loss) gain on interest rate swaps	(33)	1,646	(6,123)	3,658
Letter of credit fees	—	(11)	21	210
Maintenance capital	(2,553)	(2,449)	(9,631)	(6,570)
Preferred unit distributions	(8,354)	(2,870)	(25,061)	(16,311)
Distributable cash flow	$4,503	$22,061	$47,387	$67,249

General Trends and Outlook

In July 2018, the Partnership announced a revised capital allocation strategy that is intended to reduce leverage, provide capital for strategic growth opportunities and create long-term value. As part of the revised capital allocation strategy, the Partnership has determined the most prudent sources of accretive growth capital are proceeds from the sale of non-core assets and the retention of an increased portion of operating cash flow through the reduction of its common unit distribution. Together, cash flow retention and asset sales are expected to enable the Partnership to reallocate capital to meaningful growth opportunities, while promoting balance sheet flexibility, substantially reducing indebtedness and minimizing the need to raise external equity capital.

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

We expect our business to continue to be affected by the key trends, outlook and developments discussed in this report and in our 2017 Form 10-K, to the extent not superseded by information in this report, within Management’s Discussion and Analysis of Financial Condition and Results of Operations — General Trends and Outlook. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions prove to be incorrect, our actual results may vary materially from our expected results.

Results of Operations — Consolidated

To supplement our financial information presented in accordance with GAAP, our management uses additional measures known as “non-GAAP financial measures”, to evaluate past performance and prospects for the future. Management views these metrics as important factors in evaluating our profitability and reviews these measurements at least monthly for consistency and trend analysis. These metrics include throughput volumes, storage utilization, total segment gross margin, operating margin, direct operating expenses on a segment basis, and Adjusted EBITDA and DCF on a company-wide basis.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The results of operations for the three months ended September 30, 2018 and 2017 are presented in the tables below (in thousands, except percentages):

	Three months ended September 30,
	2018	2017	Change	%

Revenue	$202,346	$162,290	$40,056	25%
Operating expenses:
Cost of sales	150,274	112,398	37,876	34%
Direct operating expenses	20,407	20,705	(298)	(1)%
Corporate expenses	23,857	27,083	(3,226)	(12)%
Termination fee	17,000	—	17,000	*
Depreciation, amortization and accretion expense	23,040	26,781	(3,741)	(14)%
Gain on sale of assets, net	(99,396)	(4,061)	(95,335)	*
Total operating expenses	135,182	182,906	(47,724)	(26)%
Operating income (loss)	67,164	(20,616)	87,780	426%
Other income (expense), net
Interest expense, net of capitalized interest	(22,267)	(17,759)	(4,508)	25%
Other income (expense), net	(128)	34,085	(34,213)	*
Earnings in unconsolidated affiliates	24,622	16,827	7,795	46%
Income from continuing operations before income taxes	69,391	12,537	56,854	(453)%
Income tax expense	(31,208)	(731)	(30,477)	*
Income from continuing operations	38,183	11,806	26,377	223%
Income from discontinued operations, including gain on sale	—	44,696	(44,696)	*
Net income	38,183	56,502	(18,319)	(32)%
Net income attributable to noncontrolling interests	(25)	(621)	596	96%
Net income attributable to the Partnership	$38,158	$55,881	$(17,723)	(32)%

Non-GAAP Financial Measures
Total Segment gross margin (1)	$74,487	$63,746	$10,741	17%
Adjusted EBITDA (2)	$35,217	$42,350	$(7,133)	(17)%
____________________________________

* Not a meaningful percentage
(1) For reconciliation of Total Segment gross margin to its nearest GAAP measure, Income from continuing operations before income taxes, see table in Non-GAAP Financial Measures.
(2) See table in Non-GAAP Financial Measures for a reconciliation of Adjusted EBITDA to its nearest GAAP measure.

Net income attributable to the Partnership for the three months ended September 30, 2018 was $38.2 million, a decrease of $17.7 million, or 32%, from the same period in the prior year, primarily due to:

•	a $17.0 million termination fee from the termination of the SXE Merger Agreement in 2018;

•	a $34.2 million reduction in other income for the fair value adjustment recorded in 2017 from the acquisition of the remaining interests of MPOG; and

•	a $44.7 million reduction in income from discontinued operations, including gain on sale, which related to our Propane Business that was sold in the third quarter of 2017.

The above items, which negatively impacted Net income attributable to the Partnership between periods, was partially offset by:

•	increased revenues from both commodity sales and services, partially offset by higher cost of sales associated with higher revenues and increased operating expenses; and

•	the $99.4 million gain on sale of Marine Products in the third quarter of 2018 offset by a $30.5 million increase in income tax expense for the period.

Total Segment gross margin for the three months ended September 30, 2018 was $74.5 million, an increase of $10.7 million, or 17%, from the same period in the prior year. The increase was primarily due to higher segment gross margin in our Natural Gas Transportation Services, Gas Gathering and Processing Services, Offshore Pipelines and Services, and Liquid Pipelines and Services segments offset by declines in our Terminalling Services segment.

Adjusted EBITDA for the three months ended September 30, 2018 was $35.2 million, a decrease of $7.1 million, or 17%, from the same period in the prior year. The decrease in Adjusted EBITDA was primarily due to declines in Net income attributable to the Partnership as discussed above.

We distributed $5.5 million to holders of our common units, or $0.1031 per common unit, during the three months ended September 30, 2018, which represents the distribution for the second quarter of 2018.

Please see Results of Operations - Segment Results for a discussion of revenues, cost of sales, direct operating expenses and earnings in unconsolidated affiliates related to our segments.

Corporate expenses. Corporate expenses for the three months ended September 30, 2018 were $23.9 million, a decrease of $3.2 million, or 12%, from the same period in the prior year, primarily due to $4.5 million in lower transaction related costs, offset by $0.9 million in higher accounting and financing costs and $0.4 million increase in higher contractor and consultant costs.
Termination fee. The termination fee for the three months ended September 30, 2018 was $17.0 million due to the termination of the SXE Merger Agreement.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense for the three months ended September 30, 2018 was $23.0 million, a decrease of $3.7 million, or 14%, from the same period in the prior year, primarily due to $2.8 million in decreased amortization as a result of the accelerated amortization of Cushing customer contracts in 2017, $2.7 million in Marine and Refined Products terminals being classified as assets held for sale, $1.4 million in decreased depreciation and amortization due to the 2017 year-end impairments, and $1.0 million in decreased depreciation due to assets reaching the end of their depreciable lives in 2017. This was partially offset by an increase of $1.9 million due to the acquisition of Panther companies and Trans-Union pipeline in the third and fourth quarters of 2017, and $2.3 million due to the revision of the High Point ARO estimate at year-end 2017.

Interest expense, net of capitalized interest. Interest expense for the three months ended September 30, 2018 was $22.3 million, an increase of $4.5 million, or 25%, from the same period in the prior year, primarily due to higher interest of $3.4 million on the 8.50% Senior Notes, as a result of the $125.0 million bond offering in the fourth quarter of 2017 and higher interest on our revolving credit facility due to higher interest rates in 2018 compared to 2017.

Other income (expense), net. Other income (expense), net for the three months ended September 30, 2018 was $0.1 million, a decrease of $34.2 million, from the same period in the prior year, primarily due to the fair value adjustment recorded on the 2017 acquisition of the remaining interests of MPOG.

Income from discontinued operations. Income from discontinued operations for the three months ended September 30, 2017 was associated with our Propane Business that was sold in September 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The results of operations for the nine months ended September 30, 2018 and 2017 are presented in the tables below (in thousands, except percentages):

	Nine months ended September 30,
	2018		2017		Change	%

Revenue	$628,390		$488,398		$139,992	29%
Operating expenses:
Cost of sales	461,948		342,886		119,062	35%
Direct operating expenses	65,595		56,819		8,776	15%
Corporate expenses	69,922		84,570		(14,648)	(17)%
Termination fee	17,000	17,000	—	—	17,000	*
Depreciation, amortization and accretion	66,274		78,834		(12,560)	(16)%
(Gain) on sale of assets, net	(99,491)		(4,064)		(95,427)	*
Total operating expenses	581,248		559,045		22,203	4%
Operating income (loss)	47,142		(70,647)		117,789	167%
Other income (expense), net
Interest expense, net of capitalized interest	(55,834)		(51,037)		(4,797)	9%
Other income, net	62		32,248		(32,186)	*
Earnings in unconsolidated affiliates	47,742		49,781		(2,039)	(4)%
Income (loss) from continuing operations before income taxes	39,112		(39,655)		78,767	199%
Income tax expense	(32,045)		(2,611)		(29,434)	*
Income (loss) from continuing operations	7,067		(42,266)		49,333	117%
Income from discontinued operations, including gain on sale	—		42,185		(42,185)	(100)%
Net income (loss)	7,067		(81)		7,148	*
Net income attributable to noncontrolling interests	(83)		(3,386)		3,303	98%
Net income (loss) attributable to the Partnership	$6,984		$(3,467)		$10,451	301%

Non-GAAP Financial Measures
Total Segment gross margin (1)	$203,585		$186,145		$17,440	9%
Adjusted EBITDA (2)	$138,873		$133,689		$5,184	4%
____________________________
* Not a meaningful percentage
(1) For reconciliation of Total Segment gross margin to its nearest GAAP measure, Income from continuing operations before income taxes, see table in Non-GAAP Financial Measures.
(2) See table in Non-GAAP Financial Measures for a reconciliation of adjusted EBITDA to its nearest GAAP measure.

Net income (loss) attributable to the Partnership for the nine months ended September 30, 2018 was $7.0 million, an increase of $10.5 million, or 301%, from the same period in the prior year, primarily due to:

•	increased revenues from both commodity sales and services, partially offset by higher cost of sales associated with higher revenues and increased operating expenses; and

•	the $99.4 million gain on sale of Marine Products in the third quarter of 2018 offset by a $29.4 million increase in income tax expense for the period.

The above items, which increased Net income attributable to the Partnership between periods, was partially offset by:

•	a $17.0 million termination fee from the termination of the SXE Merger Agreement in 2018;

•	a $32.2 million reduction in other income for the fair value adjustment recorded in 2017 from the acquisition of the remaining interests of MPOG; and

•	a $42.2 million reduction in income from discontinued operations, including gain on sale, which related to our Propane Business that was sold in the third quarter of 2017.

Total Segment gross margin for the nine months ended September 30, 2018 was $203.6 million, an increase of $17.4 million, or 9%, from the same period in the prior year. The increase was primarily due to higher segment gross margin in our Natural Gas Transportation Services, Gas Gathering and Processing Services, Offshore Pipelines and Services, and Liquid Pipelines and Services segments offset by declines in our Terminalling Services segment.

Adjusted EBITDA for the nine months ended September 30, 2018 was $138.9 million, an increase of $5.2 million, or 4%, from the same period in the prior year. The increase in Adjusted EBITDA was primarily due to improvements in Net income attributable to the Partnership as discussed above.

We distributed $49.1 million, or $0.9281 per common unit, during the nine months ended September 30, 2018, which represents the distribution for the fourth quarter of 2017 and the first two quarters of 2018.

Please see Results of Operations - Segment Results for a discussion of revenues, cost of sales, direct operating expenses and earnings in unconsolidated affiliates.

Corporate expenses. Corporate expenses for the nine months ended September 30, 2018 were $69.9 million, a decrease of $14.6 million, or 17%, from the same period in the prior year, primarily due to reductions of $7.5 million in transaction related costs, $2.7 million in legal fees, $2.3 million in office expenses, $1.0 million in travel and entertainment expenses, $0.6 million in environmental and safety costs and $0.5 million in insurance costs.

Termination fee. The termination fee for the nine months ended September 30, 2018 was $17.0 million due to the termination of the SXE Merger Agreement.

Depreciation, amortization and accretion. Depreciation, amortization and accretion expense for the nine months ended September 30, 2018 was $66.3 million, a decrease of $12.6 million, or 16%, from the same period in the prior year, primarily due to $9.9 million in decreased amortization as a result of the accelerated amortization of Cushing customer contracts in 2017, $5.1 million in Marine and Refined Products terminals being classified as assets held for sale and $4.0 million in decreased depreciation and amortization due to the 2017 year-end impairments. This was partially offset by an increase of $5.7 million due to the acquisition of Panther companies and Trans-Union pipeline in the third and fourth quarters of 2017.

Interest expense, net of capitalized interest. Interest expense for the nine months ended September 30, 2018 was $55.8 million, an increase of $4.8 million, or 9%, from the same period in the prior year, primarily due to the higher interest charges of $9.7 million on the 8.50% Senior Notes, as a result of the $125.0 million bond offering in the fourth quarter of 2017, higher interest expense on our revolving credit facility of $6.3 million due to higher interest rates in 2018 compared to 2017, offset by the favorable position of our interest rate swaps in the amount of $10.9 million.

Other income, net. Other income, net for the nine months ended September 30, 2018 was $0.1 million, a decrease of $32.2 million, from the same period in the prior year, primarily due to the fair value adjustment recorded on the 2017 acquisition of the remaining interests of MPOG.

Results of Operations — Segment Results

Gas Gathering and Processing Services Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The table below contains key segment performance indicators for the three months ended September 30, 2018 and 2017 related to our Gas Gathering and Processing Services segment (in thousands except operating and percentages).

	Three months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$42,369	$31,651	$10,718	34%
Services	11,060	5,636	5,424	96%
Revenue from operations	53,429	37,287	16,142	43%
Gain (loss) on commodity derivatives, net	(93)	(65)	(28)	43%
Segment revenue	53,336	37,222	16,114	43%
Cost of sales	37,917	24,492	13,425	55%
Direct operating expenses	6,099	8,655	(2,556)	(30)%
Other financial data:
Segment gross margin (1)	$15,421	$12,761	$2,660	21%
Operating data:
Average throughput (MMcf/d)	183.3	201.0	(17.7)	(9)%
Average plant inlet volume (MMcf/d) (2)	46.2	94.9	(48.7)	(51)%
Average gross NGL production (Mgal/d) (2)	362.9	324.3	38.6	12%
Average gross condensate production (Mgal/d) (2)	103.5	57.5	46.0	80%
 _______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes volumes and gross production under our elective processing arrangements.

Commodity sales. Commodity sales for the three months ended September 30, 2018 were $42.4 million, an increase of $10.7 million, or 34%, from the same period in the prior year, as a result of the following:

•	increased sales of NGLs, natural gas and condensate at the Longview Plant for $12.2 million primarily due to higher prices partially offset by slightly lower volumes;

•	an NGL component cash out on our West Texas pipeline of $5.2 million;

•	increase in sales at the Chatom-Bazor Ridge facility of approximately $2.4 million due to NGL deliveries from a new producer as well as increased NGL and condensate pricing;

•	increased sales of NGLs, natural gas and condensate at the Yellow Rose facility in the amount of $1.4 million primarily as a result of new marketing contracts; and

•
the increases noted above were partially offset by a $10.3 million reduction in Commodity Sales due to our adoption of Topic 606, in which we determined that certain percentage of proceeds (“POP”) contracts should be recorded on a net basis instead of a gross basis.

Services. Services for the three months ended September 30, 2018 were $11.1 million, an increase of $5.4 million, or 96%, from the same period in the prior year, due to increased fee revenue on Chapel Hill, Yellow Rose and Lavaca of $2.0 million. Additionally, as a result of our adoption of Topic 606, we have determined that certain POP contracts should be recorded on a net basis, resulting in a $3.9 million increase in Services revenue.

Cost of sales. Cost of sales for the three months ended September 30, 2018 were $37.9 million, an increase of $13.4 million, or 55%, from the same period in the prior year, primarily due to increased sales of NGLs, natural gas and condensate sales at the Longview, Yellow Rose and Chatom-Bazor Ridge facilities of $19.9 million, partially offset by $6.4 million due to the adoption of Topic 606 as discussed above.

Direct operating expenses. Direct operating expenses for the three months ended September 30, 2018 were $6.1 million, a decrease of $2.6 million, or 30%, from the same period in the prior year, mainly due to $2.1 million in lower operating expenses at Longview and Lavaca facilities and $0.5 million in lower outside services at Longview and Chapel Hill facilities.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below contains key segment performance indicators for the nine months ended September 30, 2018 and 2017 related to our Gas Gathering and Processing Services segment (in thousands except operating data and percentages).

	Nine months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$107,132	$94,074	$13,058	14%
Services	31,481	16,927	14,554	86%
Revenue from operations	138,613	111,001	27,612	25%
Gain (loss) on commodity derivatives, net	(385)	(170)	(215)	126%
Segment revenue	138,228	110,831	27,397	25%
Cost of sales	95,921	74,261	21,660	29%
Direct operating expenses	18,705	24,766	(6,061)	(24)%
Other financial data:
Segment gross margin (1)	$42,613	$36,663	$5,950	16%
Operating data:
Average throughput (MMcf/d)	172.9	205.0	(32.1)	(16)%
Average plant inlet volume (MMcf/d) (2)	44.8	100.0	(55.2)	(55)%
Average gross NGL production (Mgal/d) (2)	319.1	340.0	(20.9)	(6)%
Average gross condensate production (Mgal/d) (2)	84.7	73.0	11.7	16%
 _______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes volumes and gross production under our elective processing arrangements.

Commodity sales. Commodity sales for the nine months ended September 30, 2018 were $107.1 million, an increase of $13.1 million, or 14%, from the same period in the prior year, as a result of the following:

•	increased sales of NGLs, natural gas and condensate at the Longview Plant of $17.0 million primarily due to higher prices partially offset by slightly lower volumes;

•	increased marketing activity of $11.0 million due to new contracts and higher prices entered into in 2018;

•	an NGL component cash out on our West Texas pipeline of $5.2 million;

•	increase in sales at the Chatom-Bazor Ridge facility of approximately $3.9 million due to NGL deliveries from a new producer as well as increased NGL and condensate pricing;

•	increased sales of NGLs, natural gas and condensate at the Yellow Rose facility in the amount of $4.9 million primarily as a result of increased higher quality throughput and improved recoveries; and

•
the increases noted above were partially offset by a $28.3 million reduction in Commodity Sales due to our adoption of Topic 606, in which we determined that certain percentage of proceeds (“POP”) contracts should be recorded on a net basis instead of a gross basis.

Services. Services for the nine months ended September 30, 2018 were $31.5 million, an increase of $14.6 million, or 86%, from the same period in the prior year, due to increased fee revenue primarily on Yellow Rose and Lavaca of $3.3 million. Additionally, as a result of our adoption of Topic 606, we have determined that certain POP contracts should be recorded on a net basis, resulting in a $11.6 million increase in Services revenue.

Cost of sales. Cost of sales for the nine months ended September 30, 2018 were $95.9 million, an increase of $21.7 million, or 29%, from the same period in the prior year, primarily due to increased sales of NGLs, natural gas and condensate sales at the Longview, Yellow Rose and Chatom-Bazor Ridge facilities of $38.3 million These increases were partially offset by $15.5 million due to Topic 606 implementation as discussed above.

Direct operating expenses. Direct operating expenses for the nine months ended September 30, 2018 were $18.7 million, a decrease of $6.1 million, or 24%, from the same period in the prior year, primarily due to $2.0 million in lower operating expenses at Burns Point, Lavaca and Chatom-Bazor Ridge, $1.5 million in lower outside services at Longview, Yellow Rose and Chapel Hill facilities, $1.1 million in lower salaries and wages related to Chatom-Bazor Ridge and Lavaca, and $1.0 million in lower leases and rent at Lavaca and Chatom-Bazor Ridge and $0.5 million in lower environmental costs for Chapel Hill, Longview and Chatom-Bazor Ridge facilities.

Liquid Pipelines and Services Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The table below contains key segment performance indicators for the three months ended September 30, 2018 and 2017 related to our Liquid Pipelines and Services segment (in thousands except operating data and percentages).

	Three months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$104,984	$82,948	$22,036	27%
Services	4,575	4,074	501	12%
Revenue from operations	109,559	87,022	22,537	26%
Loss on commodity derivatives, net	(141)	(532)	391	(73)%
Earnings in unconsolidated affiliates	3,172	1,317	1,855	141%
Segment revenue	112,590	87,807	24,783	28%
Cost of sales	103,345	80,510	22,835	28%
Direct operating expenses	2,465	2,438	27	1%
Other financial data:
Segment gross margin (1)	$9,351	$7,808	$1,543	20%
Operating data (2) :
Average throughput Pipeline (Bbl/d)	37,542	35,403	2,139	6%
Average throughput Truck (Bbl/d)	3,007	2,632	375	14%
_______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes volumes from our equity investments.

Commodity sales. Commodity sales for the three months ended September 30, 2018 were $105.0 million, an increase of $22.0 million, or 27%, from the same period in the prior year, primarily due to a $12.4 million increase on COSL as a result of increased volumes and $20.5 million due to a higher favorable average price increase of $11.35/Bbl in the third quarter of 2018 compared to the prior year period. These increases were partially offset by $5.6 million as a result of changing the recording of a contract from a gross to net basis and $5.6 million as a result of lower volumes of sour crude being processed in 2018.

Services. Services for the three months ended September 30, 2018 were $4.6 million, an increase of $0.5 million, or 12%, from the same period in the prior year, due to higher trucking volumes offset by lower third-party dispatch fees due to increased intercompany hauling.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the three months ended September 30, 2018 were $3.2 million, an increase of $1.9 million, or 141%, from the same period in the prior year, primarily due to our 50% interest in Cayenne Pipeline, which began operating in January 2018.

Cost of sales. Cost of sales for the three months ended September 30, 2018 were $103.3 million, an increase of $22.8 million, or 28%, from the same period in the prior year, resulting from higher volumes and higher prices achieved on the COSL assets of $33.0 million, partially offset by $5.3 million as a result of lower volumes of sour crude being processed in 2018 and $5.6 million in lower costs as a result of the adoption of Topic 606.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below contains key segment performance indicators for the nine months ended September 30, 2018 and 2017 related to our Liquid Pipelines and Services segment (in thousands except operating data and percentages).

	Nine months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$337,281	$241,459	$95,822	40%
Services	12,666	12,131	535	4%
Revenue from operations	349,947	253,590	96,357	38%
(Loss) gain on commodity derivatives, net	(145)	137	(282)	(206)%
Earnings in unconsolidated affiliates	7,878	3,886	3,992	103%
Segment revenue	357,680	257,613	100,067	39%
Cost of sales	333,342	236,896	96,446	41%
Direct operating expenses	7,603	7,137	466	7%
Other financial data:
Segment gross margin (1)	$24,365	$21,209	$3,156	15%
Operating data (2) :
Average throughput Pipeline (Bbl/d)	36,621	33,837	2,784	8%
Average throughput Truck (Bbl/d)	3,367	2,048	1,319	64%
_______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes volumes from our equity investments.

Commodity sales. Commodity sales for the nine months ended September 30, 2018 were $337.3 million, an increase of $95.8 million, or 40%, from the same period in the prior year, primarily due to an $21.0 million increase on COSL as a result of increased volumes and $75.2 million due to a higher favorable average price increase of $14.23/Bbl in the first nine months of 2018 compared to the prior year period.

Services. Services for the nine months ended September 30, 2018 were $12.7 million, an increase of $0.5 million, or 4%, from the same period in the prior year, due to higher trucking volumes offset by lower third-party dispatch fees due to increased intercompany hauling.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the nine months ended September 30, 2018 were $7.9 million, an increase of $4.0 million, or 103%, from the same period in the prior year, primarily due to our 50% interest in Cayenne Pipeline which began operating in January 2018.

Cost of sales. Cost of sales for the nine months ended September 30, 2018 were $333.3 million, an increase of $96.4 million, or 41%, from the same period in the prior year, primarily resulting from higher volumes and higher prices achieved on the COSL assets of $92.7 million and increased trucking volumes and related expenses of $3.8 million.

Direct operating expenses. Direct operating expenses for the nine months ended September 30, 2018 were $7.6 million, an increase of $0.5 million, or 7%, from the same period in the prior year, mainly due to $0.3 million in higher outside services and $0.2 million in higher leases and rents related to COSL West Texas assets.

Natural Gas Transportation Services Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The table below contains key segment performance indicators for the three months ended September 30, 2018 and 2017 related to our Natural Gas Transportation Services segment (in thousands except operating data and percentages).

	Three months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$5,989	$6,175	$(186)	(3)%
Services	6,721	4,956	1,765	36%
Segment revenue	12,710	11,131	1,579	14%
Cost of sales	5,502	5,692	(190)	(3)%
Direct operating expenses	1,993	2,240	(247)	(11)%
Other financial data:
Segment gross margin (1)	$7,044	$5,356	$1,688	32%
Operating data:
Average throughput (MMcf/d)	679.7	396.2	283.5	72%
 _______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.

Commodity sales. Commodity sales for the three months ended September 30, 2018 were $6.0 million, a decrease of $0.2 million, or 3%, from the same period in the prior year, primarily due to lower market pricing related to the Magnolia system.

Services. Services for the three months ended September 30, 2018 were $6.7 million, an increase of $1.8 million, or 36%, from the same period in the prior year, primarily due to our acquisition of Trans-Union in the fourth quarter of 2017.

Cost of sales. Cost of sales for the three months ended September 30, 2018 were $5.5 million, a decrease of $0.2 million, or 3%, from the same period in the prior year, primarily attributed to lower market prices and volumes.

Direct operating expenses. Direct operating expenses for the three months ended September 30, 2018 were $2.0 million, a decrease of $0.3 million, or 11%, from the same period in the prior year, primarily due to lower operating expenses related to Bamagas facilities.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below contains key segment performance indicators for the nine months ended September 30, 2018 and 2017 related to our Natural Gas Transportation Services segment (in thousands except operating data and percentages).

	Nine months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$18,105	$19,485	$(1,380)	(7)%
Services	26,234	15,481	10,753	69%
Segment revenue	44,339	34,966	9,373	27%
Cost of sales	16,628	17,630	(1,002)	(6)%
Direct operating expenses	5,477	5,403	74	1%
Other financial data:
Segment gross margin (1)	$27,384	$17,106	$10,278	60%
Operating data:
Average throughput (MMcf/d)	700.9	383.1	317.8	83%
 _______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.

Commodity sales. Commodity sales for the nine months ended September 30, 2018 were $18.1 million, a decrease of $1.4 million, or 7%, from the same period in the prior year, primarily due to a decrease in volumes and prices related to the Magnolia system.

Services. Services for the nine months ended September 30, 2018 were $26.2 million, an increase of $10.8 million, or 69%, from the same period in the prior year, primarily due to an increase of $6.3 million resulting from our Trans-Union acquisition in the fourth quarter of 2017, an increase in imbalance activity of $1.8 million, an increase of $1.5 million due to our adoption of Topic 606 and an increase in management fees of $1.2 million.

Cost of sales. Cost of sales for the nine months ended September 30, 2018 were $16.6 million, a decrease of $1.0 million, or 6%, from the same period in the prior year, primarily due to lower volumes and prices related to the Magnolia system.

Offshore Pipelines and Services Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The table below contains key segment performance indicators for the three months ended September 30, 2018 and 2017 related to our Offshore Pipelines and Services segment (in thousands except operating data and percentages).

	Three months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$2,623	$2,182	$441	20%
Services	16,708	12,178	4,530	37%
Revenue from operations	19,331	14,360	4,971	35%
Earnings in unconsolidated affiliates	21,450	15,510	5,940	38%
Segment revenue	40,781	29,870	10,911	37%
Cost of sales	1,959	558	1,401	251%
Direct operating expenses	7,698	3,940	3,758	95%
Other financial data:
Segment gross margin (1)	$38,823	$29,312	$9,511	32%
Operating data (2):
Average throughput (MMcf/d)	294.7	257.0	38	15%
_______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes volumes from our unconsolidated affiliates.

Commodity sales. Commodity sales for the three months ended September 30, 2018 were $2.6 million, an increase of $0.4 million, or 20%, from the same period in the prior year, primarily due to increased sales from our acquisition of Panther in the third quarter of 2017 partially offset by a reduction of sales from lower volumes on our Gloria-Lafitte system due to less refinery load.

Services. Services for the three months ended September 30, 2018 were $16.7 million, an increase of $4.5 million, or 37%, from the same period in the prior year, primarily due to the impact of the adoption of Topic 606 of $5.0 million and additional volumes due to product rerouted from the Williams system at High Point Gas Gathering for $1.7 million. These increases were partially offset by lower guaranteed revenue of $1.2 million on our American Panther system and shipper imbalances on our Gloria-Lafitte system which reduced revenues by $0.8 million.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the three months ended September 30, 2018 were $21.5 million, an increase of $5.9 million, or 38%, from the same period in the prior year. This increase was primarily due to a 17% increase in equity ownership in Destin acquired in October 2017 combined with an increase in production volumes between periods from both Destin and Okeanos. Additionally, in September 2017, we acquired an additional 15.5% equity interest in Delta House. The impact of the increase in ownership in Delta House was partially offset by lower volumes in 2018 as compared to the prior year from a temporary curtailment of production flows as certain third-party owned upstream infrastructure required remediation work.

Cost of sales. Cost of sales for the three months ended September 30, 2018 were $2.0 million, an increase of $1.4 million, or 251%, from the same period in the prior year, primarily due to increased costs from Panther, which was acquired in the third quarter of 2017, of $1.0 million and shipper imbalances of $1.2 million. These increases in costs were partially offset by reductions from decreased production on our Gloria-Lafitte system of $0.7 million.

Direct operating expenses. Direct operating expenses for the three months ended September 30, 2018 were $7.7 million, an increase of $3.8 million, or 95%, from the same period in the prior year, primarily due to increases of $1.8 million in reimbursable direct operating expenses that were grossed up due to the adoption of Topic 606, $0.7 million in salaries and wages, $0.6 million in outside services and other operating expenses, $0.5 million in lease and rent expenses, and $0.2 million in repairs and maintenance costs related to the High Point system, Panther companies and Gloria-Lafitte.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below contains key segment performance indicators for the nine months ended September 30, 2018 and 2017 related to our Offshore Pipelines and Services segment (in thousands except operating data and percentages).

	Nine months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$7,879	$8,385	$(506)	(6)%
Services	46,832	32,945	13,887	42%
Revenue from operations	54,711	41,330	13,381	32%
Earnings in unconsolidated affiliates	39,864	45,895	(6,031)	(13)%
Segment revenue	94,575	87,225	7,350	8%
Cost of sales	6,105	6,487	(382)	(6)%
Direct operating expenses	23,205	10,010	13,195	132%
Other financial data:
Segment gross margin (1)	$88,470	$80,738	$7,732	10%
Operating data (2):
Average throughput (MMcf/d)	308.0	328.0	(20.0)	(6)%
_______________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes volumes from our unconsolidated affiliates.

Commodity sales. Commodity sales for the nine months ended September 30, 2018 were $7.9 million, a decrease of $0.5 million, or 6%, from the same period in the prior year, primarily due to lower volumes at our Gloria-Lafitte system partially offset by an increase in sales from the acquisition of Panther in the third quarter of 2017.

Services. Services for the nine months ended September 30, 2018 were $46.8 million, an increase of $13.9 million, or 42%, from the same period in the prior year, primarily due to the impact of the adoption of Topic 606 of $8.9 million, $1.4 million from the acquisitions in the third quarter of 2017 and additional volumes due to product rerouted from the Williams system at High Point Gas Gathering for $4.8 million. These increases were partially offset by shipper imbalances on our Gloria-Lafitte system which reduced revenues by $0.8 million.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the nine months ended September 30, 2018 were $39.9 million, a decrease of $6.0 million, or 13%, from the same period in the prior year, primarily due to a temporary curtailment of production flows on Delta House as certain third-party owned upstream infrastructure required remediation work. The decrease in earnings due to the production curtailment at Delta House was partially offset by the acquisition of an additional 15.5% equity interest in Delta House in September 2017, as well as a 17% increase in equity ownership in Destin which we acquired in October 2017 combined with an increase in production volumes between periods from both Destin and Okeanos.

Cost of sales. Cost of sales for the nine months ended September 30, 2018 were $6.1 million, a decrease of $0.4 million, or 6%, from the same period in the prior year, primarily due to reductions from decreased production on our Gloria-Lafitte system of $3.3 million, partially offset by increased costs from Panther, which was acquired in the third quarter of 2017, of $3.0 million.

Direct operating expenses. Direct operating expenses for the nine months ended September 30, 2018 were $23.2 million, an increase of $13.2 million, or 132%, from the same period in the prior year, primarily due to increases of $4.1 million in reimbursable direct operating expenses that were grossed up due to the adoption of Topic 606, $2.3 million in salaries and wages, $1.8 million in leases and rent costs, $1.7 million in insurance costs, $1.7 million in other operating expenses, $0.9 million in outside services, and $0.7 million in repairs and maintenance costs.

Terminalling Services Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The table below contains key segment performance indicators for the three months ended September 30, 2018 and 2017 related to our Terminalling Services segment (in thousands except operating data and percentages).

	Three months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$852	$1,094	$(242)	(22)%
Services	6,699	11,993	(5,294)	(44)%
Segment revenue	7,551	13,087	(5,536)	(42)%
Cost of sales	1,551	1,146	405	35%
Direct operating expenses	2,152	3,432	(1,280)	(37)%
Other financial data:
Segment gross margin (1)	$3,848	$8,509	$(4,661)	(55)%
Operating data:
Contracted capacity (Bbl)	800,000	3,000,000	(2,200,000)	(73)%
Design capacity (Bbl) (2)(3)	3,000,000	3,000,000	—	—
Storage utilization (2)(3)	26.7%	100.0%	(73.3)%	(73)%
__________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes terminals in our Refined Products as they have been classified as assets held for sale.
(3) Excludes storage utilization associated with our Marine Products.

Commodity sales. Commodity sales for the three months ended September 30, 2018 were $0.9 million, a decrease of $0.2 million, or 22%, from the same period in the prior year, driven by lower prices and volumes at the North Little Rock terminals, partially offset by increases at Caddo Mills.

Services. Services for the three months ended September 30, 2018 were $6.7 million, a decrease of $5.3 million, or 44%, from the same period in the prior year. The decline in services revenues were primarily driven by the sale of the Blackwater assets during the third quarter of 2018 which experienced a $3.5 million reduction in services revenue between periods. Additionally, services revenue was impacted by a $1.7 million reduction in storage and utilization at our Cushing terminal due to tank maintenance and a new contract with lower storage and rate terms.

Cost of sales. Cost of sales for the three months ended September 30, 2018 were $1.6 million, an increase of $0.4 million, or 35%, from the same period in the prior year, primarily due to volumetric loss at the Cushing terminals.

Direct operating expenses. Direct operating expenses for the three months ended September 30, 2018 were $2.2 million, a decrease of $1.3 million, or 37%, from the same period in the prior year, mainly due to the sale of Marine Products in the third quarter of 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below contains key segment performance indicators for the nine months ended September 30, 2018 and 2017 related to our Terminalling Services segment (in thousands except operating data and percentages).

	Nine months ended September 30,
	2018	2017	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$9,526	$8,644	$882	10%
Services	31,784	38,900	(7,116)	(18)%
Segment revenue	41,310	47,544	(6,234)	(13)%
Cost of sales	9,952	7,612	2,340	31%
Direct operating expenses	10,605	9,503	1,102	12%
Other financial data:
Segment gross margin (1)	$20,753	$30,429	$(9,676)	(32)%
Operating data:
Contracted capacity (Bbl)	1,866,667	3,000,000	(1,133,333)	(38)%
Design capacity (Bbl) (2)(3)	3,000,000	3,000,000	—	—
Storage utilization (2)(3)	62.2%	100.0%	(37.8)%	(38)%
__________________
(1) See Note 21 - Reportable Segments for a reconciliation of Segment Gross Margin to Income from continuing operations before income taxes.
(2) Excludes terminals in our Refined Products as they have been classified as assets held for sale.
(3) Excludes storage utilization associated with our Marine Products.

Commodity sales. Commodity sales for the nine months ended September 30, 2018 were $9.5 million, an increase of $0.9 million, or 10%, from the same period in the prior year, driven by higher prices, partially offset by lower volumes at the Caddo Mills and North Little Rock terminals.

Services. Services for the nine months ended September 30, 2018 were $31.8 million, a decrease of $7.1 million, or 18%, from the same period in the prior year. The decline in services revenues were primarily driven by a $6.1 million reduction in storage and utilization at our Cushing terminal due to tank maintenance and a new contract with lower storage and rate terms, combined with the sale of the Blackwater assets during the third quarter of 2018 which experienced a $3.3 million reduction in services revenue between periods. These decreases were partially offset by $2.6 million increase due to the adoption of Topic 606.

Cost of sales. Cost of sales for the nine months ended September 30, 2018 were $10.0 million, an increase of $2.3 million, or 31%, from the same period in the prior year, primarily due to an increase in volumetric loss of $0.5 million at the Cushing terminals and the adoption of Topic 606 which increased costs by approximately $1.6 million.

Direct operating expenses. Direct operating expense for the nine months ended September 30, 2018 were $10.6 million, an increase of $1.1 million, or 12%, from the same period in the prior year, primarily due $1.0 million in higher reimbursable costs on Marine Products.

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

Not all of these sources will be available to us at all times, or on terms acceptable to us. However, we believe cash generated from these sources will be sufficient to meet our short-term working capital requirements, medium-term maintenance capital expenditure requirements and quarterly cash distributions for the next twelve months. In the event these sources are not sufficient, we would pursue other sources of cash funding, including, but not limited to, additional forms of secured or unsecured debt or preferred equity financing, if available. In addition, we would reduce non-essential capital expenditures, controllable direct operating expenses and corporate expenses, as necessary, and our Partnership Agreement allows us to reduce or eliminate quarterly distributions on our common units. We plan to finance our growth capital expenditures primarily from the sale of non-core assets and through additional forms of debt or equity financing, if possible. Availability and terms of any financing or asset sales depend on market and other conditions, many of which are beyond our control. We may not be able to access financing or complete asset sales as, and when, desired.

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

AMID Revolving Credit Agreement
On June 29, 2018, we amended our revolving credit facility agreement, dated March 8, 2017 (the “Original Credit Agreement”), by entering into the First Amendment to Second Amended and Restated Credit Agreement (the “Amendment” and, the Original Credit Agreement as amended by the Amendment, the “Credit Agreement”; capitalized terms used but not defined herein shall have the meanings assigned thereto in the Credit Agreement) with a syndicate of lenders and Bank of America, N.A., as administrative agent.

The Amendment adds a required prepayment event in an amount equal to 100% of the net cash proceeds received from Marine Products and Refined Products asset sales and any other disposition greater than $5 million. On July 31, 2018, we completed the sale of Marine Products. Net proceeds from this disposition were $208.6 million, exclusive of $5.7 million in advisory fees and other costs and were used to pay down the Credit Agreement.

The Amendment also amends our borrowing capacity as follows:

•
upon consummation of the Marine Products sale, the aggregate commitment under the Credit Agreement was automatically reduced by $200 million, such that total borrowing capacity under the Credit Agreement is now $700.0 million as of September 30, 2018;

•	upon consummation of the Refined Products sale, the aggregate commitment under the Credit Agreement shall be automatically reduced by 50% of the net cash proceeds of such disposition; and

•	upon consummation of any disposition greater than $15 million, the aggregate commitment under the Credit Agreement shall be automatically reduced by 25% of the net cash proceeds of such disposition.

The Credit Agreement matures on September 5, 2019, and is therefore being presented as a current liability in our Condensed Consolidated Balance Sheet as of September 30, 2018. We expect to execute a new revolving credit facility prior to the maturity of the Credit Agreement.
The Amendment adds a new pricing tier of LIBOR + 3.50% when Consolidated Total Leverage Ratio equals or exceeds 5.0:1.0. The Credit Agreement includes the following financial covenants, as amended by the Amendment and defined in the Credit Agreement, which financial covenants will be tested on a quarterly basis, for the fiscal quarter then ending:

	Consolidated Interest Coverage Ratio	Consolidated Total Leverage Ratio	Consolidated Secured Leverage Ratio
June 30, 2018	2.50:1.00	6.15:1.00	4.00:1.00
September 30, 2018	2.00:1.00	6.25:1.00	3.75:1.00
December 31, 2018	1.75:1.00	5.50:1.00	3.50:1.00
March 31, 2019	1.75:1.00	5.00:1.00 (1)	3.50:1.00
June 30, 2019 and thereafter	2.00:1.00	5.00:1.00 (1)	3.50:1.00
_________________________
(1)  5.50:1.00 during a Specified Acquisition Period

As of September 30, 2018, we were in compliance with our Credit Agreement financial covenants, including those shown below:

Ratio	Actual
Consolidated Interest Coverage Ratio	2.37
Consolidated Total Leverage Ratio	5.65
Consolidated Secured Leverage Ratio	3.31

As of September 30, 2018, we had $600 million of borrowings, $39.0 million of letters of credit outstanding and $61.0 million of remaining borrowing capacity under the Credit Agreement, of which $41.0 million is currently available. For the nine months ended September 30, 2018 and 2017, the weighted average interest rate on borrowings under this facility was 6.23% and 4.85%, respectively.

On July 31, 2018, we completed the previously announced sale of our Marine Products terminalling business. Net proceeds from this disposition were approximately $208.6 million, exclusive of $5.7 million in advisory fees and other costs, and were used to repay borrowings outstanding under our Credit Agreement. See Note 4 - Acquisitions and Dispositions for additional information .

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

We had a working capital deficit of $495.2 million as of September 30, 2018 due to the presentation of our revolving credit facility, which matures on September 5, 2019, as a short term liability. As discussed above, we expect to execute a new revolving credit facility prior to the maturity of our current agreement. As of December 31, 2017, we had working capital of $16.2 million.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$12,944	$15,005
Investing activities	151,848	1,986
Financing activities	(145,401)	(315,106)
Net decrease in cash, cash equivalents and restricted cash	$19,391	$(298,115)

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Activities. During the nine months ended September 30, 2018, cash provided by operating activities was $12.9 million, a decrease of $2.1 million, as compared to the same period last year. The decrease in cash flows from operating activities resulted primarily from changes in operating assets and liabilities during the periods presented.
Investing Activities. During the nine months ended September 30, 2018, net cash provided by investing activities was $151.8 million, an increase of $149.9 million as compared to the same period last year. The increase in cash flows provided by investing activities was primarily from a reduction in acquisition activity of $71.4 million, a reduction in cash contributions to our unconsolidated affiliates of $44.0 million, an increase in proceeds from the disposal of property, plant and equipment of $38.0 million, partially offset by an increase in capital expenditures of $7.3 million.
Financing Activities. During the nine months ended September 30, 2018, net cash used in financing activities was $145.4 million, a decrease of $169.7 million as compared to the same period last year. The decline in cash used in financing activities was primarily driven by net reductions of our Credit Agreement of $97.9 million in 2018 as compared to net reductions of $178.6 million in the prior period, combined with a decrease in cash distributions to our General Partner of $75.6 million from 2017 for common control transactions associated with Delta House and a $22.4 million reduction in unitholder distributions between periods.

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

We intend to pay a quarterly distribution for the foreseeable future although we do not have a legal obligation to make distributions except as provided in our Partnership Agreement. We are, however, subject to business and operational risks that could adversely affect our cash flow and ability to fund future distributions. Please read Risk Factors - Risks Related to Our Business - We may not have sufficient cash from operations to enable us to pay distributions to holders of our common units in our 2017 Form 10-K.

Distributable cash flow is an important non-GAAP supplemental measure used to compare basic cash flows generated by us in each period to the cash distributions paid to unitholders with respect to such period. The following displays our distribution coverage for the distributions paid with respect to the periods presented (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Adjusted EBITDA	$35,217		$42,350		$138,873		$133,689

Interest expense, net of capitalized interest	(22,267)		(17,759)		(55,834)		(51,037)
Amortization of deferred financing costs	2,493		1,154		5,142		3,610
Unrealized (loss) gain on interest rate swaps	(33)		1,646		(6,123)		3,658
Letter of credit fees	—		(11)		21		210
Maintenance capital	(2,553)		(2,449)		(9,631)		(6,570)
Preferred unit distributions	(8,354)		(2,870)		(25,061)		(16,311)
Distributable cash flow	$4,503		$22,061		$47,387		$67,249

Limited Partner distributions	$5,463		$21,345		$49,061		$67,648

Distribution coverage	0.8	x	1.0	x	1.0	x	1.0	x

During the three months ended September 30, 2018, we paid a total of $5.5 million of distributions to our unitholders associated with the second quarter of 2018. This was made possible primarily by cash on hand plus distributions received relating to our unconsolidated affiliates and distribution support pursuant to our sponsor’s agreement to offset the shortfall at Delta House.

To create long-term value and balance sheet flexibility, we continually evaluate our capital allocation strategy.  In July 2018, we revised our capital allocation strategy, which includes:

•	continue to identify and sell non-core assets;

•	use part of assets sales proceeds to deleverage the company;

•	retain an increased portion of operating cash flow through the reduction of common unit distribution;

•	invest in assets core to our business; and

•	continue to develop infrastructure along the Gulf Coast.

We believe cash flow retention and asset sales will enable us to reallocate capital to meaningful growth opportunities, promote balance sheet flexibility and reduce indebtedness. In addition, the improved financial metrics should reduce our borrowing costs.

On October 25, 2018, we announced that the Board of Directors of our General Partner declared a quarterly cash distribution of $0.1031 per common unit, or $0.4125 per common unit annualized, with respect to the third quarter of 2018. The distribution will be paid on November 14, 2018 to unitholders of record as of the close of business on November 6, 2018. The quarterly cash distribution for the third quarter of 2018 is consistent with our second quarter of 2018 per common unit distribution. We and the Board of Directors of our General Partner will continue to evaluate our distribution policy as we execute our plans for growth, deleveraging and capital access.

Capital Requirements

For the three and nine months ended September 30, 2018, capital expenditures totaled $16.8 million and $73.3 million, respectively. This included expansion capital expenditures of $13.8 million and $61.0 million, maintenance capital expenditures of $2.6 million and $9.6 million, and reimbursable project expenditures (capital expenditures for which we expect to be reimbursed for all or part of the expenditures by a third party) of $0.5 million and $2.7 million, respectively, for the three and nine months ended September 30, 2018.

Going Concern Assessment and Management’s Plans

Pursuant to FASB ASC 205-40, we are required to assess our ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. As discussed above in “AMID Revolving Credit Agreement”, our Credit Agreement matures on September 5, 2019 and has not been renewed as of the date of the issuance of these financial statements.

As discussed in Note 19 - Related Party Transactions, on September 28, 2018, the Board of Directors of our General Partner received a non-binding proposal from Magnolia, an affiliate of ArcLight to acquire the common units that it does not already own. The transaction is currently in the due diligence phase and requires approval of the Conflicts Committee of the Board of Directors. As a result of this ongoing process, management has deferred finalization of a renewal of the Credit Agreement. Until we have greater clarity regarding the potential buyout offer from ArcLight, management has purposefully delayed maturity extensions and other balance sheet modifications due to unreasonable costs and burdens to the company. However, we expect to make any renewals, extensions or appropriate capital structure adjustments necessary to maintain adequate liquidity to conduct normal operations for the foreseeable future.

While the Partnership intends to renew or extend the terms of its Credit Agreement, until such time as we have executed an agreement to refinance or extend the maturity of our Credit Agreement, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Estimates

See Note 2 - Recent Accounting Pronouncements to the accompanying Condensed Consolidated Financial Statements for a discussion of the potential impact of recent accounting standards on our unaudited Condensed Consolidated Financial Statements and an update to our critical accounting policy related to Goodwill.

For a discussion of the impact of our other critical accounting policies and estimates on our Consolidated Financial Statements, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.

Off-Balance Sheet Arrangements

There were no material changes to off-balance sheet arrangements during the nine months ended September 30, 2018.

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

For an in-depth discussion of our market risks, See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2017.

Commodity Price Risk

We manage exposure to commodity price risk in our business segments through the structure of our sales and supply contracts and through a managed hedging program. Our risk management policy permits the use of financial instruments to reduce the exposure to changes in commodity prices that occur in the normal course of business but prohibits the use of financial instruments for trading or to speculate on future changes in commodity prices. See Note 7 - Risk Management Activities to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

We have entered into contracts to hedge a portion of our NGL and crude oil exposure in 2018. As of September 30, 2018, we have not been required to post collateral with our counterparties. The counterparties are not required to post collateral with us in connection with their derivative positions. Netting agreements are in place with our counterparties that permit us to offset our commodity derivative asset and liability positions.

Sensitivity analysis - The table below summarizes our commodity-related financial derivative instruments and fair values, as well as the effect on fair value of an assumed hypothetical 10% change in the underlying price of the commodity (in thousands).

Commodity Swaps	Fair Value Asset (Liability)	Effect of 10% Price Increase	Effect of 10% Price Decrease
NGLs Fixed Price (gallons)	$(352)	$(4,423)	$(9,541)

Interest Rate Risk

Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. To manage the impact of the interest rate risk associated with our Credit Agreement, we enter into interest rate swaps from time to time, effectively converting a portion of the cash flows related to our long-term variable-rate debt into fixed-rate cash flows. For the quarter ended September 30, 2018, we had exposure to changes in interest rates on our indebtedness associated with our Credit Agreement.

As of September 30, 2018, we had a combined notional principal amount of $550.0 million of variable to fixed interest rate swap agreements. As of September 30, 2018, the maximum length of time over which we have hedged a portion of our exposure due to interest rate risk is through December 31, 2022. Based on our unhedged interest rate exposure to variable rate debt outstanding as of September 30, 2018, a hypothetical increase or decrease in interest rates by 1.0% would have changed our interest expense by $0.5 million for the nine months ended September 30, 2018.

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

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on our evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were not effective as of September 30, 2018, as a result of the material weaknesses in internal control over financial reporting that remain outstanding from prior periods.

Progress towards Material Weakness Remediation
In prior filings, we identified and reported material weaknesses in the Company’s internal control over financial reporting which still exist as of September 30, 2018. We have formulated our remediation plan and are developing and executing testing procedures. In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated resources to improve our control environment and to remedy the identified material weaknesses.
While plans have been made to enhance our internal control over financial reporting relating to the material weaknesses, management continues to implement and test our processes and procedures and additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. Management believes these actions will be effective in remediating the material weaknesses described above and will continue to devote significant time and attention to these remediation efforts. However, the material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information about our business, financial conditions and results of operations set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed under the caption Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and the risk factor described below. Such risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material adverse effect on our business or our operations.

There can be no assurance that the unsolicited offer from ArcLight to acquire all common units not owned by it will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed by ArcLight.

On September 28, 2018, the Board of Directors of our General Partner received a non-binding proposal from Magnolia, an affiliate of ArcLight, pursuant to which Magnolia would acquire all of our common units that Magnolia and its affiliates do not already own in exchange for $6.10 per common unit.

The transaction, as proposed, is subject to negotiation. Any definitive agreement with respect to such transaction is subject to approval by the Board of Directors of the General Partner and unitholder approvals. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.

As a result, we cannot predict whether the terms of such transaction will be agreed upon by ArcLight and the Conflicts Committee of the Board of Directors of the General Partner, or whether any such transactions would be approved by the requisite votes of our unitholders.

We also cannot predict the timing, final structure or other terms of any potential transaction, and the terms of any such transaction may differ materially from those originally proposed by ArcLight. The pendency of any such proposed transaction may have had, and may continue to have, an adverse impact on the market price of our common units.

In addition, we expect to incur a number of non-recurring transaction-related costs associated with negotiating the proposed transaction and may have difficulty motivating and retaining employees. Furthermore, the process of negotiating the proposed transaction can divert management attention and resources.

If we are unable to repay, extend or refinance our existing and future debt as it becomes due on terms reasonably acceptable to us, or at all, we may be unable to continue as a going concern.

Absent any action with respect to the repayment or refinancing of our existing indebtedness or any waivers or amendments to the agreements governing our existing indebtedness, our Credit Agreement is scheduled to mature on September 5, 2019.  Although we are actively engaged with the Credit Agreement lender group, we may not be able to extend, replace or refinance our existing Credit Agreement on terms reasonably acceptable to us, or at all, with our current lender group or with replacement lenders. If we are able to obtain replacement financing, it may be more costly or on terms more burdensome than our current Credit Agreement. In addition, we may not be able to access other external financial resources sufficient to enable us to repay the debt outstanding under our Credit Agreement upon its maturity. If we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in the Credit Facility or other agreements governing our indebtedness, an event of default could result, which could permit acceleration of such debt and acceleration of our other debt. Any accelerated debt would become immediately due and payable.

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

4.1
Fourth Supplemental Indenture, dated as of July  31, 2018 by and among American Midstream Partners, LP, American Midstream Finance Corporation, the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on August 6, 2018).

*10.1	Cash Retention Award Program - Letter Template
*31.1
Certification of Lynn L. Bourdon III, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the September 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Eric T. Kalamaras, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by September 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1
Certification of Lynn L. Bourdon III, President and Chief Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by September 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2
Certification of Eric T. Kalamaras, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by September 30, 2018 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 9, 2018

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC, its General Partner

By:	/s/ Lynn L. Bourdon III
Lynn L. Bourdon III
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Eric T. Kalamaras
Eric T. Kalamaras
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)