Form 10-Q
period 2019-03-31
American Midstream Partners, LP
filed 2019-05-10
CIK 1513965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
Securities registered pursuant to section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing Limited Partnership Interests	AMID	New York Stock Exchange

There were 54,451,306 common units, 11,342,197 Series A Units and 9,514,330 Series C Units of American Midstream Partners, LP outstanding as of May 3, 2019.

Glossary of Terms

The following is a list of terms used throughout this report:

ASC        Accounting Standards Codification.

Bbl         Barrels: 42 U.S. gallons measured at 60 degrees Fahrenheit.

Condensate
Liquid hydrocarbons present in casing head gas that condense within the gathering system and are removed prior to delivery to the natural gas plant. This product is generally sold on terms more closely tied to crude oil pricing.

/d	Per day.

FASB         Financial Accounting Standards Board.

FERC         Federal Energy Regulatory Commission.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, In thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$12,273	$9,069
Restricted cash	33,558	30,868
Accounts receivable, net of allowance for doubtful accounts of $511 and $591 as of March 31, 2019 and December 31, 2018, respectively	87,355	76,632
Inventory	8,924	1,186
Other current assets	21,728	26,236
Total current assets	163,838	143,991
Property, plant and equipment, net	995,755	997,708
Goodwill	51,723	51,723
Restricted cash-long term	5,281	5,083
Intangible assets, net	131,447	133,992
Investments in unconsolidated affiliates	321,760	337,796
Other assets, net	45,933	17,403
Total assets	$1,715,737	$1,687,696
Liabilities, Equity and Partners’ Capital
Current liabilities
Accounts payable	$44,789	$36,619
Accrued gas purchases	9,417	11,695
Accrued expenses and other current liabilities	68,448	78,612
Current portion of long-term debt	542,163	522,966
Total current liabilities	664,817	649,892
Asset retirement obligations	68,338	67,451
Other long-term liabilities	41,876	18,491
Long-term debt	501,836	500,739
Deferred tax liability	1,421	1,421
Total liabilities	1,278,288	1,237,994

Commitments and contingencies (Note 14)

Convertible preferred units	331,964	324,624
Equity and partners’ capital
General Partner interests (981 units issued and outstanding as of March 31, 2019 and December 31, 2018)	(66,528)	(66,591)
Limited Partner interests (54,212 and 54,017 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	158,122	177,861
Accumulated other comprehensive income	68	32
Total partners’ capital	91,662	111,302
Noncontrolling interests	13,823	13,776
Total equity and partners’ capital	105,485	125,078
Total liabilities, equity and partners’ capital	$1,715,737	$1,687,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per unit amounts)

	Three months ended March 31,
	2019	2018
Revenue:
Commodity sales	$137,529	$158,863
Services	36,822	46,906
(Loss) gain on commodity derivatives, net	(1,521)	60
Total revenue	172,830	205,829
Operating expenses:
Costs of sales	128,061	150,166
Direct operating expenses	17,978	23,446
Corporate expenses	19,401	22,692
Depreciation, amortization and accretion	21,180	21,997
Loss (gain) on sale of assets, net	55	(95)
Impairment of long-lived assets	829	—
Total operating expenses	187,504	218,206
Operating loss	(14,674)	(12,377)
Other income (expense), net
Interest expense, net of capitalized interest	(24,363)	(13,876)
Other income, net	8	22
Earnings in unconsolidated affiliates	26,110	12,673
Loss before income taxes	(12,919)	(13,558)
Income tax expense	(218)	(280)
Net loss	(13,137)	(13,838)
Net income attributable to noncontrolling interests	(77)	(45)
Net loss attributable to the Partnership	$(13,214)	$(13,883)

General Partner’s interest in net loss	$(170)	$(181)
Limited Partners’ interest in net loss	$(13,044)	$(13,702)

Limited Partners’ net loss per common unit:
Basic and diluted:
Net loss per common unit	$(0.38)	$(0.42)

Weighted average number of common units outstanding:
Basic and diluted	54,082	52,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Net loss	$(13,137)	$(13,838)
Unrealized (loss) gain related to postretirement benefit plan	36	(16)
Comprehensive loss	(13,101)	(13,854)
Comprehensive income attributable to noncontrolling interests	(77)	(45)
Comprehensive loss attributable to the Partnership	$(13,178)	$(13,899)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Changes in Equity and Partners’ Capital
(Unaudited, in thousands)

	General Partner Interests	Limited Partner Interests	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Non- controlling Interests	Total Equity and Partners’ Capital
Balances at December 31, 2017	$(96,552)	$273,703	$28	$177,179	$13,761	$190,940
Cumulative effect of accounting change (Note 3)	(139)	(10,552)	—	(10,691)	—	(10,691)
Balances at January 1, 2018	(96,691)	263,151	28	166,488	13,761	180,249
Net loss	(181)	(13,702)	—	(13,883)	45	(13,838)
Contributions	9,870	—	—	9,870	—	9,870
Distributions	(392)	(29,728)	—	(30,120)	—	(30,120)
Distributions to NCI owners	—	—	—	—	(20)	(20)
Distribution for acquisition of Trans-Union	(38)	—	—	(38)	—	(38)
LTIP vesting	(2,328)	2,328	—	—	—	—
Tax netting repurchase	—	(703)	—	(703)	—	(703)
Equity compensation expense	1,014	—	—	1,014	—	1,014
Post-retirement benefit plan	—	—	(16)	(16)	—	(16)
Balances at March 31, 2018	$(88,746)	$221,346	$12	$132,612	$13,786	$146,398

Balances at December 31, 2018	$(66,591)	$177,861	$32	$111,302	$13,776	$125,078
Net loss	(170)	(13,044)	—	(13,214)	77	(13,137)
Distributions	(95)	(7,245)	—	(7,340)	—	(7,340)
LTIP vesting	(698)	698	—	—	—	—
Tax netting repurchase	—	(148)	—	(148)	—	(148)
Equity compensation expense	1,026	—	—	1,026	—	1,026
Post-retirement benefit plan	—	—	36	36	—	36
Distributions to NCI owners	—	—	—	—	(33)	(33)
Contributions from NCI owners	—	—	—	—	3	3
Balances at March 31, 2019	$(66,528)	$158,122	$68	$91,662	$13,823	$105,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(13,137)	$(13,838)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	21,180	21,997
Amortization of operating leases	1,407	—
Amortization of debt issuance costs	2,549	1,316
Amortization of weather derivative premium	247	278
Unrealized (gain) loss on derivatives contracts, net	3,037	(5,112)
Non-cash compensation expense	1,026	1,014
Loss (gain) on sale of assets	55	(95)
Other non-cash items	7	(15)
Impairment of long-lived assets	829	—
Earnings in unconsolidated affiliates	(26,110)	(12,673)
Distributions from unconsolidated affiliates	29,866	12,673
Bad debt (recovery) expense	(80)	87
Deferred tax benefit	—	151
Changes in operating assets and liabilities:
Accounts receivable	(11,918)	7,251
Inventory	(7,738)	(3,399)
Other current assets	1,312	(4,174)
Other assets, net	(2,546)	—
Accounts payable	8,170	11,200
Accrued gas and crude oil purchases	(2,278)	(4,431)
Accrued expenses and other current liabilities	(4,096)	2,623
Asset retirement obligations	(569)	(6)
Other liabilities	(5,453)	—
Net cash (used in) provided by operating activities	(4,240)	14,847

Cash flows from investing activities
Contributions to unconsolidated affiliates	—	(987)
Additions to property, plant and equipment and other	(18,761)	(25,946)
Proceeds from disposals of assets and business	—	8
Distributions from unconsolidated affiliates, return of capital	12,280	11,181
Net cash used in investing activities	(6,481)	(15,744)

American Midstream Partners, LP and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited, in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from financing activities
Contributions	—	9,870
Distributions	—	(22,035)
Contribution from noncontrolling interest owners	3	—
Distributions to noncontrolling interests owners	(33)	(20)
LTIP tax netting unit repurchase	(148)	(703)
Payments of financing leases	(268)	—
Payment of debt issuance costs	(61)	(1,085)
Payment of long-term debt	(559)	(507)
Payment of 3.97% Senior Notes	(451)	(439)
Payments of other debt	(1,576)	(1,893)
Payments of credit agreement	(33,000)	(119,700)
Borrowings on credit agreement	52,500	134,400
Other	406	338
Net cash provided by (used in) financing activities	16,813	(1,774)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,092	(2,671)
Cash, cash equivalents and restricted cash, beginning of period	45,020	34,179
Cash, cash equivalents and restricted cash, end of period	$51,112	$31,508

Cash, cash equivalents and restricted cash, beginning of period
Cash and cash equivalents	$9,069	$8,782
Restricted cash - current	30,868	20,352
Restricted cash - non-current	5,083	5,045
Total cash, cash equivalents and restricted cash, beginning of period	$45,020	$34,179

Cash, cash equivalents and restricted cash, end of period
Cash and cash equivalents	$12,273	$8,191
Restricted cash - current	33,558	18,269
Restricted cash - non-current	5,281	5,048
Total cash, cash equivalents and restricted cash, end of period	$51,112	$31,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1) Organization and Basis of Presentation

Organization

American Midstream Partners, LP (together with its consolidated subsidiaries, the “Partnership,” “we,” “us” or “our”) is a Delaware limited partnership that was formed in August 2009 to own, operate, develop and acquire a diversified portfolio of midstream energy assets. The Partnership’s general partner, American Midstream GP, LLC (the “General Partner”), is 86% directly owned by High Point Infrastructure Partners, LLC (“HPIP”) and 14% indirectly owned by Magnolia Infrastructure Holdings, LLC (“Magnolia”), both of which are affiliates of ArcLight Capital Partners, LLC (“ArcLight”). Our capital accounts consist of notional General Partner units and units representing limited partner interests.

We provide critical midstream infrastructure that links producers of natural gas, crude oil, NGLs, condensate and specialty chemicals to numerous intermediate and end-use markets through our four reportable segments, (1) Gas Gathering and Processing Services, (2) Liquid Pipelines and Services, (3) Natural Gas Transportation Services and (4) Offshore Pipelines and Services.

On March 17, 2019, as recommended by the conflicts committee (the “Conflicts Committee”) of the board of directors (the “Board”) of our General Partner, the Partnership and our General Partner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anchor Midstream Acquisition, LLC, a Delaware limited liability company (“Proposed Parent”), Anchor Midstream Merger Sub, LLC, a Delaware limited liability company (“Proposed Merger Sub”), and HPIP, pursuant to which Proposed Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our General Partner and Proposed Parent (the “Pending Merger”). For further information regarding the Merger Agreement, see our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

On June 16, 2018, we entered into a definitive agreement for the sale of our marine liquids terminals (“Marine Products”) which was completed on July 31, 2018. On November 15, 2018, we entered into a definitive agreement for the sale of our refined products terminals (“Refined Products”) which was completed on December 20, 2018. Subsequent to the disposition of Refined Products, we eliminated our Terminalling Services segment. For further discussion of all changes made to our reporting segments in 2018, see our 2018 Form 10-K.

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of our management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results of operations for interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2018 Form 10-K.

Going Concern Assessment and Management’s Plans

Pursuant to FASB ASC 205-40, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, we are required to assess our ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Credit Agreement matures on September 5, 2019 and has not been renewed as of the date of the issuance of these condensed consolidated financial statements.

On September 27, 2018, the Board received a non-binding proposal from Magnolia, an affiliate of ArcLight to acquire the common units that it does not already own. On March 17, 2019, we entered into the Merger Agreement and expect the Pending Merger to close by the outside date under the Merger Agreement of July 31, 2019. As the Merger Agreement is subject to customary closing conditions and because the Pending Merger may affect how, or if, the Partnership elects to obtain a maturity extension, management has deferred addressing the Credit Agreement.

While we intend to renew or extend the terms of the Credit Agreement, until such time as we have executed an agreement to refinance or extend the maturity of the Credit Agreement, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Recent Accounting Pronouncements and Critical Accounting Policies

Standards Adopted in 2019

Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02 (“Topic 842”) Leases , which supersedes the lease recognition requirements in ASC 840, Leases. Under the new guidance, for leases with a term longer than 12 months, a lessee should recognize a lease liability and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires enhanced disclosures.

In 2018, the FASB issued ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842 and ASU No. 2018-11, Targeted Improvements. Under these updates, optional transition practical expedients are available (1) whereby existing or expired land easements that were not previously accounted for as leases under ASC 840 are not required to be evaluated under Topic 842 and (2) lease and associated non-lease components are not required to be separated within lessor arrangements if certain criteria are met. The FASB also issued ASUs 2018-10 and 2018-20, Codification Improvements to Topic 842 and Narrow Scope Improvements for Lessors, respectively, to alleviate unintended consequences from applying Topic 842. The amendments do not make substantive changes to the core provisions or principles of Topic 842 and did not significantly impact our implementation process.

We adopted the new standard on its effective date, January 1, 2019 using the modified retrospective approach. We elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allows us to carry forward the historical lease classification. As such, we did not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment of ROU assets.

Additionally, we elected certain practical expedients on an ongoing basis, including the practical expedient for short-term leases pursuant to which a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a lease liability and ROU asset for leases (1) with a term of 12 months or less and (2) that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, we will recognize the lease payments for short-term leases within profit and loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Substantially all leases where we are a lessee are classified as operating leases under Topic 842. Topic 842 did not have a material effect on our condensed consolidated financial statements from a lessor perspective.

On adoption, we recognized ROU assets and additional lease liabilities of approximately $29.1 million and $33.4 million, respectively.

Standards Not Yet Adopted

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

Cloud Computing Arrangements - In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract ("ASU 2018-15"). The ASU aligns the requirements

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. We expect to adopt ASU 2018-15 on January 1, 2020, and we are currently evaluating the effect that adopting this guidance will have on our consolidated financial position, results of operations and cash flows.

(3) Revenue Recognition

Disaggregated Revenue

The following table presents our segment revenues from contracts with customers disaggregated by type of activity (in thousands):

	Three months ended March 31, 2019
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Commodity sales:
Natural gas	$1,576	$—	$6,407	$2,286	$—	$10,269
NGLs	13,901	—	—	—	—	13,901
Condensate	8,776	—	—	131	—	8,907
Crude oil	—	104,322	—	—	—	104,322
Other sales	83	—	1	46	—	130
	24,336	104,322	6,408	2,463	—	137,529
Services:
Gathering and processing	4,059	—	—	300	—	4,359
Transportation	332	2,311	8,714	9,042	—	20,399
Terminalling and storage	—	150	—	—	—	150
Other services (1)	744	44	65	5,041	—	5,894
	5,135	2,505	8,779	14,383	—	30,802

Revenues from contracts with customers	$29,471	$106,827	$15,187	$16,846	$—	$168,331

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three months ended March 31, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Commodity sales:
Natural gas	$1,906	$—	$6,637	$2,437	$—	$10,980
NGLs	21,150	—	—	38	—	21,188
Condensate	5,648	—	—	34	—	5,682
Crude oil	—	115,782	—	—	—	115,782
Other sales	184	—	4	39	5,004	5,231
	28,888	115,782	6,641	2,548	5,004	158,863
Services:
Gathering and processing	2,365	—	—	866	—	3,231
Transportation	630	3,062	9,412	8,663	—	21,767
Terminalling and storage	—	1,440	—	—	10,393	11,833
Other services (1)	434	402	10	4,613	562	6,021
	3,429	4,904	9,422	14,142	10,955	42,852

Revenues from contracts with customers	$32,317	$120,686	$16,063	$16,690	$15,959	$201,715
_________________________
(1) Other services in our Offshore Pipelines and Services segment include asset management services.

Other Items in Revenue

The following table presents the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in thousands):

	Three months ended March 31, 2019
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenues from contracts with customers	$29,471	$106,827	$15,187	$16,846	$—	$168,331
Revenues generated through operating lease arrangements(1)(2)	5,738	—	—	282	—	6,020
Loss on commodity derivatives, net	—	(1,521)	—	—	—	(1,521)
Total revenues of reportable segments	$35,209	$105,306	$15,187	$17,128	$—	$172,830

	Three months ended March 31, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services	Total
Revenues from contracts with customers	$32,317	$120,686	$16,063	$16,690	$15,959	$201,715
Revenues generated through operating lease arrangements(1)(2)	3,884	—	—	170	—	4,054
Gain on commodity derivatives, net	2	58	—	—	—	60
Total revenues of reportable segments	$36,203	$120,744	$16,063	$16,860	$15,959	$205,829
_________________________
(1) When providing gathering or processing services to customers, specific facilities where one customer obtains substantially all of the economic benefits from the asset and has the right to direct the use of the asset are considered leased to the customer. Under the transition guidance with Topic 842, we have carried forward the historical classification of these arrangements as operating leases.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Offshore Pipelines and Services includes approximately $0.2 million in 2019 and $0.1 million in 2018 in leasing revenues related to a platform arrangement with our unconsolidated affiliate, Delta House Oil & Gas Lateral LLC.

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

The following table presents the change in the contract assets and liability balances during the three months ended March 31, 2019 (in thousands):

	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$8,838	$15,614
Amounts recognized as revenue	(109)	(367)
Additions	2,546	883
Balances at March 31, 2019	$11,275	$16,130

Current	$252	$606
Non-current	11,023	15,524
Balances at March 31, 2019	$11,275	$16,130

Remaining Performance Obligations

The following table as of March 31, 2019, represents only revenue expected to be recognized from contracts with customers where the price and quantity of the product or service are fixed:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Gathering and processing based on minimum volume commitments	$9,299	$12,399	$12,399	$12,399	$12,399	$5,928	$64,823
Transportation agreements	16,796	22,141	21,140	20,912	20,912	181,737	283,638
Other	1,225	1,560	—	—	—	—	2,785
Total	$27,320	$36,100	$33,539	$33,311	$33,311	$187,665	$351,246

Due to the application of the practical expedients, the table above represents only a portion of the Partnership’s expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues for the Partnership. Certain contracts have not been presented in the table above due to the term being one year or less and due to variability in the amount of performance obligation remaining, variability in the timing of recognition or variability in consideration. Acreage dedications do require us to perform future services but do not contain a minimum level of services and are therefore excluded from this presentation. Long-term supply and logistics arrangements contain variable timing, volumes and/or consideration and are excluded from this presentation. The table above also excludes revenue generated through operating lease arrangements.

(4) Lessee Arrangements

We primarily lease real estate including land and buildings, equipment, and vehicles. Leases of real estate generally require us to pay property taxes, insurance, and maintenance. Substantially all of our leases are classified as operating leases. ROU assets and lease liabilities for operating leases are included in Other assets, net, Accrued expenses and other current liabilities, and Other long-term liabilities in our consolidated balance sheets, depending on timing of settlement. For finance leases, the ROU assets

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

and lease liabilities are included in Property, plant and equipment, net, Current portion of long-term debt, and Long-term debt in our condensed consolidated balance sheets, depending on timing of settlement.

An ROU asset represents our right to use an underlying asset for the lease term and the corresponding lease liability represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The ROU asset also includes any lease prepayments and excludes lease incentives. Our lease contracts may include options to extend or terminate the lease which are included in the measurement of our lease liability when it is reasonably certain that we will exercise the option. Certain vehicle leases provide for guarantees of residual value; therefore, we estimate and include in the determination of lease payments any amount probable of being owed under these residual value guarantees.

We apply a portfolio approach by asset class to apply the provisions of ASC 842. Lease renewal terms vary from 30 days to 5 years for asset classes such as equipment and vehicles, and up to 15 years or more for real estate. Short term leases with an initial term of 12 months or less that do not include a purchase option are not recorded on the balance sheet. Lease expense for short-term leases are recognized on a straight-line basis over the lease term and amounts related to short-term leases are disclosed within our financial statements. We have variable lease payments, including adjustments to lease payments based on an index or rate; such as a consumer price index, fair value adjustments to lease payments, and common area maintenance, real estate taxes, and insurance payments in triple-net real estate leases.

The following table presents the components of lease cost (in thousands):

Three months ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$206
Interest on lease liabilities	38
Total finance lease cost	$244

Operating lease cost	$1,780
Short-term and variable lease cost	2
Sublease income	(547)
Total operating lease cost	$1,235

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee were as follows (in thousands):

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

March 31, 2019
Operating leases
Other assets, net	$26,628

Accrued expenses and other current liabilities	$6,589
Other long-term liabilities	24,974
Total operating lease liabilities	$31,563

Finance leases
Property, plant and equipment, net	$2,428

Current portion of long-term debt	$841
Long-term debt	1,629
Total finance lease liabilities	$2,470

Weighted average remaining lease term
Operating leases	13.8 years
Finance leases	9.4 years

Weighted average discount rate
Operating leases	5.0%
Finance leases	6.7%

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Maturity of Lease Liabilities (thousands)	Operating Leases	Finance Leases	Total
2019	$6,061	$742	$6,803
2020	6,559	844	7,403
2021	4,056	611	4,667
2022	2,451	372	2,823
2023	1,780	163	1,943
2024	1,696	—	1,696
Thereafter	22,853	15	22,868
Total lease payments	45,456	2,747	48,203
Imputed interest (a)	(13,893)	(277)	(14,170)
Total lease liabilities (b)	$31,563	$2,470	$34,033
___________________________
(a) Calculated using the interest rate for each lease.
(b) Includes the current portion of $6.6 million for operating leases and $0.8 million for finance leases

At December 31, 2018, our non-cancelable contractual commitments related to operating lease obligations totaled $36.8 million. Operating lease commitments over the next five years and thereafter were as follows: $7.3 million in 2019, $4.5 million in 2020, $3.0 million in 2021, $1.5 million in 2022, $1.0 million in 2023 and $19.5 million thereafter.

Other Information
Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases, including interest portion of finance leases	$1,868
Cash paid for principal portion of finance leases	$268
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,206
Finance leases	$82

(5) Inventory

Inventory consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Crude oil	$8,526	$830
NGLs	278	236
Materials, supplies and equipment	120	120
Total inventory	$8,924	$1,186

(6) Risk Management Activities

We are exposed to certain market risks related to the volatility of commodity prices and changes in interest rates. To monitor and manage these market risks, we have established comprehensive risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging commodity price risk, interest rate risk and weather risk. We do not speculate using derivative instruments. For more information regarding our risk management activities, see Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 8. Risk Management Activities in our 2018 Form 10-K.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the net notional volumes of our outstanding commodity-related derivatives, excluding those contracts that qualified for the NPNS exception as of March 31, 2019 and December 31, 2018, none of which were designated as hedges for accounting purposes.

	March 31, 2019		December 31, 2018
Commodity Swaps	Volume	Maturity	Volume	Maturity
Crude Oil Basis (barrels)	100,000	May 2019	208,000	February 2019

Financial Instruments Measured at Fair Value on a Recurring Basis - The following table summarizes the fair values of our derivative contracts included in the Condensed Consolidated Balance Sheets (in thousands):

		Asset Derivatives		Liability Derivatives
Type	Balance Sheet Classification	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commodity derivatives	Accrued expenses and other current liabilities	—		(256)	(2)

Interest rate swaps	Other current assets	3,521	4,314	—	—
Interest rate swaps	Other assets, net	4,027	6,017	—	—

Weather derivatives	Other current assets	206	454	—	—
	Total	$7,754	$10,785	$(256)	$(2)

As of March 31, 2019, and December 31, 2018, we had a combined notional principal amount of $450.0 million and $550.0 million, respectively, of variable-to-fixed interest rate swap agreements. As of March 31, 2019, the maximum length of time over which we have hedged a portion of our exposure due to interest rate risk is through December 31, 2022.

The fair value of our interest rate swaps was estimated based upon forward interest rates and volatility curves as well as other relevant economic measures, if necessary. Discount factors may be utilized to extrapolate a forecast of future cash flows associated with long dated transactions. The inputs, which represent Level 2 inputs in the valuation hierarchy, are obtained from independent pricing services and we have made no adjustments to those prices. The carrying value of our weather derivative represents its fair value due to the short term nature of the underlying contract.

The carrying value of all nonderivative financial instruments included in current assets (including cash and cash equivalents, restricted cash and accounts receivable) and current liabilities (excluding current portion of long-term debt) approximates the applicable fair value due to the short maturity of those instruments.

For the three months ended March 31, 2019 and 2018, the realized and unrealized gains (losses) associated with our commodity, interest rate and weather derivative instruments were recorded in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	Realized	Unrealized
2019
Loss on commodity derivatives, net	$(1,267)	$(254)
Interest expense, net of capitalized interest	807	(2,783)
Direct operating expenses	(248)	—
Total	$(708)	$(3,037)
2018
Gain (loss) on commodity derivatives, net	$119	$(59)
Interest expense, net of capitalized interest	1,350	5,171
Direct operating expenses	(278)	—
Total	$1,191	$5,112

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(7) Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Liquid Pipelines and Services	$46,749	$46,749
Offshore Pipelines and Services	4,974	4,974
Total	$51,723	$51,723

Intangible assets, net, consist of the following (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,744	$(17,775)	$46,969
Customer contracts	94,692	(54,402)	40,290
Dedicated acreage	42,547	(7,935)	34,612
Collaborative arrangements	11,884	(2,476)	9,408
Other	198	(30)	168
Total	$214,065	$(82,618)	$131,447

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,744	$(17,033)	$47,711
Customer contracts	94,692	(53,156)	41,536
Dedicated acreage	42,547	(7,592)	34,955
Collaborative arrangements	11,884	(2,264)	9,620
Other	198	(28)	170
Total	$214,065	$(80,073)	$133,992

These intangible assets have definite lives and are subject to amortization on a straight-line basis over their economic lives, currently ranging from approximately 5 years to 30 years.

Amortization expense related to our intangible assets totaled $2.5 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively. The estimated aggregate amortization expected to be recognized for the remainder of 2019 and each of the four succeeding fiscal years is $7.6 million, $10.2 million, $10.2 million, $9.3 million and $6.6 million, respectively.

(8) Investments in unconsolidated affiliates

The following table presents the activity in our equity method investments in unconsolidated affiliates (in thousands):

	Delta House (1)
	FPS(2,4,5)	OGL(2,4,5)	Destin(4)	Tri-States(3)	Okeanos(4)	Wilprise(3)	Cayenne(3)	Total
Ownership %	35.7%	35.7%	66.7%	16.7%	66.7%	25.3%	50.0%

Balances at January 1, 2019	$91,466	$41,815	$114,351	$51,329	$20,641	$4,507	$13,687	$337,796
Earnings in unconsolidated affiliates	10,488	4,456	5,693	1,132	2,177	200	1,964	26,110
Distributions	(15,521)	(6,296)	(10,095)	(2,184)	(5,278)	(272)	(2,500)	(42,146)
Balances at March 31, 2019	$86,433	$39,975	$109,949	$50,277	$17,540	$4,435	$13,151	$321,760
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
(Unaudited)

(2) FPS denotes Floating Production System LLC whereas OGL denotes Oil & Gas Lateral LLC.
(3) Included in our Liquid Pipelines and Services segment.
(4) Included in our Offshore Pipelines and Services segment.
(5) Reflects a reclassification of investment of approximately $0.4 million between FPS and OGL as of January 1, 2019.

The difference between our carrying value and the underlying equity in the net assets of our equity investments are assigned to the investment's assets and liabilities based on an analysis of the factors giving rise to the basis difference. The amortization of the basis difference is included in Earnings from unconsolidated affiliates in our Consolidated Statements of Operations.

The following table represents the basis difference by unconsolidated affiliate (in thousands):

	Delta House
	FPS	OGL	Destin	Tri-States	Okeanos	Wilprise	Cayenne	Total
December 31, 2018	$41,762	$(8,424)	$826	$30,587	$(57,039)	$1,374	$(3,666)	$5,420
March 31, 2019	$41,343	$(8,338)	$812	$30,210	$(56,164)	$1,346	$(3,599)	$5,610

The following tables present the summarized combined financial information for our equity investments (amounts represent 100% of investee financial information) (in thousands):

Balance Sheets	March 31, 2019	December 31, 2018
Current assets	$89,964	$96,116
Non-current assets	1,233,777	1,239,733
Current liabilities	74,139	14,700
Non-current liabilities	486,320	542,047

	Three months ended March 31,
Statements of Operations:	2019	2018
Revenue	$89,756	$56,898
Operating expenses	6,905	6,292
Net income	67,784	32,845

(9) Debt Obligations

Our outstanding debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$534,300	$514,800
8.50% Senior unsecured notes, due 2021	425,000	425,000
3.77% Senior secured notes, due 2031 (non-recourse)	56,957	57,517
3.97% Senior secured notes, due 2032 (non-recourse)	29,819	30,270
Other debt	2,952	4,127
Finance lease obligations	2,470	—
Total debt obligations	1,051,498	1,031,714
Unamortized debt issuance costs	(7,499)	(8,009)
Total debt	1,043,999	1,023,705
Current portion of long-term debt	(541,322)	(522,966)
Current portion of finance lease obligations	(841)	—
Long term debt	$501,836	$500,739

AMID Revolving Credit Agreement

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

On March 8, 2017, the Partnership along with other subsidiaries of the Partnership (collectively, the “Borrowers”) entered into the Second Amended and Restated Credit Agreement, with Bank of America N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and other lenders (the “Original Credit Agreement”). As a result of the Amendments, defined below, the borrowing commitment under the Credit Agreement, defined below, was $620.0 million at March 31, 2019 and December 31, 2018.
During 2018, we amended the Original Credit Agreement by entering into the First Amendment to the Original Credit Agreement on June 29, 2018 and by entering into the Second Amendment to the Original Credit Agreement on December 27, 2018 (respectively, the "First Amendment" and "Second Amendment" and, the Original Credit Agreement as amended by the First Amendment and Second Amendment, the "Amended Credit Agreement") with a syndicate of lenders and Bank of America, N.A., as administrative agent.
On April 5, 2019, we amended the Amended Credit Agreement by entering into the Third Amendment to the Original Credit Agreement (the “Third Amendment” and together with the First Amendment and Second Amendment, the "Amendments" and, the Original Credit Agreement as amended by the Amendments, the "Credit Agreement"). See further discussion of the Third Amendment in Note 17 - Subsequent Events.

We entered into a Letter Agreement (the "Waiver"), effective as of March 26, 2019, with a syndicate of lenders and Bank of America, N.A., as administrative agent, to waive certain covenants contained in the Credit Agreement that (i) require us to provide audited financial statements that are not subject to any “going concern” or like qualification or exception, or any qualification or exception as to the scope of such audit and (ii) limit our ability to report the existence of a material weakness in the Partnership's internal control over financial reporting (the “Financial Statements Audit Requirement”). Additionally, the Waiver extended the deadline under the Credit Agreement by which we are required to deliver to the administrative agent certain financial statements (the "Financial Statements Delivery Deadline"). Under the terms and conditions set forth in the Waiver, certain lenders (as required in the Credit Agreement) agreed to extend the Financial Statements Delivery Deadline to April 30, 2019. By filing the 2018 Form 10-K on April 1, 2019, we satisfied the Financial Statements Delivery Deadline.

Prior to our entry into the Waiver, the existence of a going concern qualification in our audited financial statements contained in the 2018 Form 10-K would have constituted an event of default under the Credit Agreement. Pursuant to the Waiver, the administrative agent and certain lenders (as required by the Credit Agreement) waived the Financial Statements Audit Requirement for the fiscal year ended December 31, 2018. Although we entered into the Waiver to address the event of default otherwise arising pursuant to the existence of a going concern note and material weakness exception in our audited financial statements contained in the 2018 Form 10-K, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future.

The Credit Agreement matures on September 5, 2019, and therefore, is being presented as a current liability in our Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

The Credit Agreement includes the following financial covenants, as amended by the Amendments and defined in the Credit Agreement, which are tested on a quarterly basis, for the fiscal quarter then ending:

	Minimum Consolidated Interest Coverage Ratio	Maximum Consolidated Total Leverage Ratio	Maximum Consolidated Secured Leverage Ratio
December 31, 2018	1.75:1.00	6.25:1.00	3.75:1.00
March 31, 2019	1.75:1.00	6.50:1.00	3.75:1.00
June 30, 2019 and thereafter	1.50:1.00	5.75:1.00	3.50:1.00
As of March 31, 2019, we were in compliance with the Credit Agreement financial covenants, including those shown below:

Ratio	Actual
Consolidated Interest Coverage Ratio	2.11
Consolidated Total Leverage Ratio	5.84
Consolidated Secured Leverage Ratio	3.25

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

As of March 31, 2019, we had $534.3 million of borrowings, $39.3 million of letters of credit outstanding and $46.4 million of remaining borrowing capacity under the Credit Agreement, of which $42.3 million is currently available. For the three months ended March 31, 2019 and 2018, the weighted average interest rate, excluding the impact of interest rate swaps, on borrowings under this facility was 8.17% and 4.96%, respectively.

See Note 14. Debt Obligations in our 2018 Form 10-K for additional information relating to our outstanding debt.

The following table presents the carrying value and estimated fair value of our debt as of March 31, 2019 and December 31, 2018. Short-term and long-term debt are recorded at amortized cost in the Condensed Consolidated Balance Sheets.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt
8.5% Senior Unsecured Notes	$419,914	$409,122	$419,451	$399,789
3.77% Senior Secured Notes	54,854	51,942	55,370	51,567
3.97% Trans-Union Secured Senior Notes	29,509	27,632	29,956	27,822
Total	$504,277	$488,696	$504,777	$479,178

The fair value of debt instruments are valued using a market approach based on quoted prices for similar instruments traded in active markets and are classified as Level 2 within the fair value hierarchy. All financial instruments in the table above are classified as Level 2. The carrying value of amounts outstanding under the Credit Agreement approximates the related fair value, due to its short-term maturity and as interest charges vary with market rate conditions.

(10) Convertible Preferred Units

	Series A		Series C		Total
	Units	$	Units	$	$
December 31, 2018	11,010	$195,781	9,242	$128,843	$324,624
Paid in kind unit distributions	332	3,867	273	3,473	7,340
March 31, 2019	11,342	$199,648	9,515	$132,316	$331,964

The fair value of the PIK distributions was determined using the market and income approaches, requiring significant inputs that are not observable in the market and thus represent a Level 3 measurement. Under the income approach, the fair value estimates for all periods presented were based on (i) present value of estimated future contracted distributions, (ii) option values of $0.01 per unit using a Black-Scholes model, (iii) assumed discount rates ranging from 9.92% to 10.0%, and (iv) assumed growth rates of 1.0%.

Affiliates of our General Partner hold and participate in quarterly distributions on our convertible preferred units, with such distributions being made in cash, paid-in-kind units or a combination thereof at the election of the Board, and subject to the then effective terms of the Partnership Agreement, historically. The convertible preferred unitholders have the right to receive cumulative distributions in the same priority and prior to any other distributions made in respect of any other partnership interests.

(11) Partners’ Capital

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Our capital accounts are comprised of 1.3% notional General Partner interests and 98.7% limited partner interests as of March 31, 2019.

Outstanding Units

The following table presents unit activity (in thousands):

	General Partner Units	Limited Partner Units
Balances at December 31, 2018	981	54,017
LTIP units vesting	—	195
Balances at March 31, 2019	981	54,212

Distributions

Distributions of $0.4125 per common unit for the fourth quarter of 2017 were declared and paid fully in cash in the first quarter of 2018. We did not declare a distribution for the fourth quarter of 2018, and we do not plan to pay cash distributions on any of our units through the completion of the Pending Merger.

Limited Partner Units (Common Units)

The minimum quarterly distribution, as defined in our Partnership Agreement, is $0.4125 per common unit per quarter, or $1.65 on an annualized basis. If, in any quarter, we distribute less than the minimum quarterly distribution on each common unit, then our common unitholders accumulate arrearages based on the number of initial public offering ("IPO") common units. At March 31, 2019, we had accumulated arrearages totaling $3.9 million related to our 3.8 million IPO common units outstanding. At the closing of the Pending Merger, the common units will convert to the right to receive the cash set forth in the Merger Agreement without additional payment for such arrearages.

(12) Net loss per Limited Partner Unit

The calculation of basic and diluted limited partners' net income (loss) per common unit is summarized below (in thousands, except per unit amounts):

	Three months ended March 31,
	2019	2018
Net loss	$(13,137)	$(13,838)
Net income attributable to noncontrolling interests	(77)	(45)
Net loss attributable to the Partnership	(13,214)	(13,883)

Distributions on Series A Units	(3,867)	(4,542)
Distributions on Series C Units	(3,473)	(3,812)
General Partner's distribution	—	(290)
General Partner's share in undistributed loss	265	583
Net loss attributable to Limited Partners	$(20,289)	$(21,944)

Weighted average number of common units outstanding:
Basic and diluted(1):	54,082	52,769

Limited Partners' net loss per common unit
Basic and diluted:

Net loss	$(0.38)	$(0.42)
_____________________________________

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1) Potential common unit equivalents were antidilutive for all periods. As a result, 24.3 million and 23.6 million potential common unit equivalents for the three months ended March 31, 2019 and 2018, respectively, have been excluded from the determination of diluted limited partners' net loss per common unit.

(13) Incentive Compensation

All equity-based awards issued under the long-term incentive plan (“LTIP”) consist of either restricted (“RSUs”) or performance-based (“PSUs”) phantom units, or option grants. Future awards may be granted at the discretion of the Compensation Committee of the Board and subject to approval by the Board.

At the time the Pending Merger is completed, each phantom unit that has not vested or been settled at that time will be converted into the right to receive a cash payment in an amount equal to $5.25 for each phantom unit which will be payable on the vesting dates in accordance with the terms of the underlying award agreement.

As of March 31, 2019, there were 4,451,529 common units available for future grants under the LTIP.

The following table presents the components of equity-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
Grant Type:	2019	2018
RSU	$725	$694
PSU	239	313
Options	9	15
Total	$973	$1,022

During the three months ended March 31, 2019, no RSU’s were granted, 175,617 RSU’s vested at a weighted-average fair value per unit of $3.62 and 16,609 RSU’s were forfeited at a weighted-average fair value per unit of $8.04. Unrecognized compensation expense related to RSU’s was $6.0 million at March 31, 2019.

During the three months ended March 31, 2019, we did not grant any performance-based awards or options under our LTIP. Unrecognized compensation expense related to performance-based awards was $3.5 million at March 31, 2019. Unrecognized compensation expense related to options was not material at March 31, 2019.

Cash Retention Plan

On September 2, 2018, the Partnership implemented a long-term cash retention award for all employees holding RSU’s under the Partnership’s LTIP. At each future vesting date of time-based unvested phantom units outstanding on July 28, a cash award in the amount of $6.00 per phantom unit will also be earned. Outstanding PSU’s are not subject to the cash retention award. The expense associated with this award will be recognized over the service period. For the three months ended March 31, 2019, approximately $1.6 million related to this plan was included in Corporate expenses in the Condensed Consolidated Statements of Operations. At March 31, 2019, remaining unamortized expense was $3.6 million.

(14) Commitments and Contingencies

Legal Proceedings

While we are not currently party to any pending litigation or governmental proceedings that we believe are likely to materially affect our financial condition or results of operations, we are party to certain routine litigation and other proceedings incidental to the conduct of our business that could impact items required to be presented in our condensed consolidated financial statements in a manner that may nonetheless be deemed quantitatively material for GAAP reporting purposes. Moreover, the outcomes of these litigation matters may vary from management’s estimates or amounts that have previously been accrued or reserved.

We are currently a defendant and counter-claimant in litigation styled Rainbow Energy Marketing, Inc. v. American Midstream (Alabama Intrastate), LLC filed on April 12, 2017 in the  District Court, 157th Judicial District, in Harris County, Texas relating to a gas transportation agreement (the "Rainbow Agreement") between Rainbow Energy Marketing, Inc. (“Rainbow”) and American Midstream (Alabama Intrastate), LLC (“AMID AL”), one of our wholly-owned subsidiaries.  Rainbow filed a

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

complaint alleging AMID AL breached the Rainbow Agreement and claiming damages of approximately $6.6 million, together with attorney's fees.  AMID AL filed a counterclaim, seeking to recover approximately $1.3 million in unpaid receivables under this agreement.  We believe the facts in this matter support our defense against Rainbow’s claim and our right to recover our unpaid receivables, and we intend to both vigorously defend and prosecute our rights in this matter. At March 31, 2019, we have not reserved for any portion of our unpaid receivables.

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
(15) Supplemental Cash Flow Information

Supplemental cash flows and non-cash transactions consist of the following (in thousands):

	Three months ended March 31,
	2019	2018
Supplemental non-cash information
Investing
(Decrease) increase in accrued property, plant and equipment purchases	$(5,933)	$10,159
Financing
Accrued distributions on convertible preferred units	$—	$8,354
Paid-in-kind distributions on convertible preferred units	$7,340	$—

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(16) Reportable Segments

The following tables set forth our segment information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31, 2019
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Total
Revenue	$35,209	$106,827	$15,187	$17,128	$174,351
Loss on commodity derivatives, net	—	(1,521)	—	—	(1,521)
Total revenue	35,209	105,306	15,187	17,128	172,830

Operating expenses:
Cost of sales	20,363	100,707	5,818	1,173	128,061
Direct operating expenses					17,978
Corporate expenses					19,401
Depreciation, amortization and accretion expense					21,180
Loss on sale of assets, net					55
Impairment of long-lived assets					829
Total operating expenses					187,504
Operating loss					(14,674)
Other income (expense), net
Interest expense, net of capitalized interest					(24,363)
Other income, net					8
Earnings in unconsolidated affiliates	—	3,296	—	22,814	26,110
Loss before income taxes					(12,919)
Income tax expense					(218)
Net loss					(13,137)
Net income attributable to non-controlling interests					(77)
Net loss attributable to the Partnership					$(13,214)

Segment gross margin	$14,876	$8,104	$9,428	$38,770

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three months ended March 31, 2018
	Gas Gathering and Processing Services	Liquid Pipelines and Services	Natural Gas Transportation Services	Offshore Pipelines and Services	Terminalling Services (1)	Total
Revenue	$36,201	$120,686	$16,063	$16,860	$15,959	$205,769
Gain on commodity derivatives, net	2	58	—	—	—	60
Total revenue	36,203	120,744	16,063	16,860	15,959	205,829

Operating expenses:
Cost of sales	24,024	113,836	5,288	1,995	5,023	150,166
Direct operating expenses					3,647	23,446
Corporate expenses						22,692
Depreciation, amortization and accretion expense						21,997
Gain on sale of assets, net						(95)
Total operating expenses						218,206
Operating loss						(12,377)
Other income (expenses), net						—
Interest expense, net of capitalized interest						(13,876)
Other income, net						22
Earnings in unconsolidated affiliates	—	2,222	—	10,451	—	12,673
Loss before income taxes						(13,558)
Income tax expense						(280)
Net loss						(13,838)
Net income attributable to non-controlling interests						(45)
Net loss attributable to the Partnership						$(13,883)

Segment gross margin	$12,209	$9,154	$10,687	$25,317	$7,289

(1) Subsequent to the disposition of Refined Products in December 2018, we eliminated our Terminalling Services segment. For further discussion of all changes made to our reporting segments in 2018, see our 2018 Form 10-K.

American Midstream Partners, LP and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A reconciliation of total assets by segment to the amounts included in the Condensed Consolidated Balance Sheets follows (in thousands):

	March 31,	December 31,
	2019	2018
Segment assets:
Gas Gathering and Processing Services	$401,200	$400,052
Liquid Pipelines and Services	447,881	426,831
Natural Gas Transportation Services	275,716	271,890
Offshore Pipelines and Services	522,368	531,400
Other (1)	68,572	57,523
Total assets	$1,715,737	$1,687,696

Investment in unconsolidated affiliates:
Liquid Pipelines and Services	$67,863	$69,523
Offshore Pipelines and Services	253,897	268,273
Total investment in unconsolidated affiliates	$321,760	$337,796
________________________
(1) Other assets consists primarily of corporate assets not allocable to segments, such as leasehold improvements and other current assets.

(17) Subsequent Events

On April 5, 2019, we entered into the Third Amendment with a syndicate of lenders and Bank of America, N.A., as administrative agent. The Third Amendment revised the Amended Credit Agreement to (i) modify certain defined terms in connection with the completion of the transactions contemplated by the Merger Agreement, including the Pending Merger; (ii) remove certain defined terms, and provisions related to, convertible preferred units; and (iii) modify certain negative covenants in the Amended Credit Agreement that restrict the Partnership’s ability to take certain actions or engage in certain business such that, once the Third Amendment is effective, the occurrence of such actions or business in connection with the Merger Agreement or completion of the transactions contemplated thereby, including the Pending Merger, will not be so restricted. The modifications contemplated by the Third Amendment become effective on the closing date of the Pending Merger; provided that immediately prior to or substantially simultaneously with the closing under the Merger Agreement, the administrative agent under the Credit Agreement shall have received a certificate from an officer of the Partnership attaching certain documents related to the completion of the transactions contemplated by the Merger Agreement, including the Pending Merger.
On April 24, 2019, Lynn L. Bourdon III, Chairman of the Board , President and Chief Executive Officer of our General Partner resigned from all of his positions with the General Partner and its affiliates effective on May 3, 2019. In connection with Mr. Bourdon’s resignation, the General Partner and Mr. Bourdon entered into a Separation and Release Agreement dated April 24, 2019.

On May 2, 2019, the Board appointed John F. Erhard as Chairman of the Board, effective upon Mr. Bourdon’s resignation. Mr. Erhard has served on the Board since 2013.
On May 7, 2019, American Midstream Partners, LP entered into Amendment No. 10 (the “Tenth Amendment”) to its Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), effective as of May 7, 2019. The Tenth Amendment amends the Partnership Agreement to permit paid-in-kind quarterly distributions on Series C Preferred Units for each quarter beginning after July 1, 2016. Prior to the effect of the Tenth Amendment, the Partnership Agreement required that quarterly distributions on Series C Preferred Units be paid in cash for the quarter ended March 31, 2019 and each quarter thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations as of, and for the year ended, December 31, 2018 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (“2018 Form 10-K”). This discussion contains forward-looking statements that reflect management’s current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth below.

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. These risks and uncertainties, many of which are beyond our control, include, but are not limited to, the risks set forth in Item 1A. Risk Factors of our 2018 Form 10-K as well as the following risks and uncertainties:

•	our ability to complete the Pending Merger in a timely manner, or at all;

•	greater than expected operating costs, customer loss, business disruption and employee attrition as a result of the Pending Merger;

•	diversion of management time on the Pending Merger and changes in management and other personnel before the closing of the Pending Merger;

•	our ability to refinance our credit facility before its scheduled maturity in September 2019 on terms acceptable to us, or at all, and the associated costs;

•	our ability to maintain compliance with covenants and ratios in the Credit Agreement and other debt instruments or obtain necessary waivers or amendments from lenders;

•
the impact of our suspension of distributions and contractual restrictions on our ability to declare and make cash distributions on our common units, including under our Partnership Agreement and Credit Agreement;

•	our ability to execute on our capital allocation strategy, including sales of non-core assets, receipt of expected proceeds and reduction in leverage;

•	our ability to timely and successfully identify, consummate and integrate acquisitions and organic growth projects, including the realization of all anticipated benefits of any such transactions;

•	any adverse impact of our doubt as to our ability to continue as a going concern;

•	our ability to generate sufficient cash from operations to pay distributions to unitholders and the Board’s discretionary determination as to the level of cash distributions to unitholders;

•	the demand for natural gas, refined products, condensate or crude oil and NGL products by the petrochemical, refining or other industries;

•
the performance of certain of our current and future projects and unconsolidated affiliates that we do not control and disruptions to cash flows from our joint ventures due to contractual, operational or other issues;

•	severe weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	security threats such as terrorist attacks and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

•	general economic, market and business conditions, including industry changes and the impact of consolidations and changes in competition;

•	the level of creditworthiness of counterparties to transactions;

•	the amount of collateral required to be posted from time to time in our transactions;

•	the level and success of natural gas and crude oil drilling around our assets and our success in connecting natural gas and crude oil supplies to our gathering and processing systems;

•	the timing and extent of changes in natural gas, crude oil, NGLs and other commodity prices, interest rates and demand for our services;

•	our success in risk management activities, including the use of derivative financial instruments to hedge commodity, interest rate and weather risks;

•	our dependence on a relatively small number of customers for a significant portion of our gross margin;

•	our ability to renew our gathering, processing, transportation and terminal contracts;

•	our ability to successfully balance our purchases and sales of natural gas;

•	our ability to grow through contributions from affiliates, acquisitions and internal growth projects;

•	the impact or outcome of any legal proceedings, including any related to the Pending Merger;

•	adverse actions by third parties beyond our control, including ArcLight and joint venture partners;

•	costs associated with compliance with environmental, health and safety, and pipeline regulations; and

•	the cost and effectiveness of our remediation efforts with respect to the material weaknesses discussed in Part II. Item 9A. Controls and Procedures of our 2018 Form 10-K.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, therefore, we cannot assure you that the forward-looking statements included in our 2018 Form 10-K will prove to be accurate. Some of these, and other risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, are more fully described herein in Item 1A. Risk Factors. Statements in our 2018 Form 10-K speak as of the date of that report. Except as may be required by applicable securities laws, we undertake no obligation to publicly update or advise investors of any change in any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Please read Part I. Item 1. Business of our 2018 Form 10-K for a description of our assets, operations and segments, including the changes in our segments, as of December 31, 2018.

Recent Developments

Pending Merger

On March 17, 2019, as recommended by the conflicts committee (the “Conflicts Committee”) of the board of directors (the “Board”) of our General Partner, the Partnership and our General Partner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anchor Midstream Acquisition, LLC, a Delaware limited liability company (“Proposed Parent”), Anchor Midstream Merger Sub, LLC, a Delaware limited liability company (“Proposed Merger Sub”), and HPIP, pursuant to which Proposed Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our General Partner and Proposed Parent (the “Pending Merger”). For further information regarding the Merger Agreement, see our 2018 Form 10-K. The Partnership filed a Preliminary Information Statement with the SEC on April 24, 2019.

Credit Agreement
During 2018, we amended the Second Amended and Restated Credit Agreement, with Bank of America N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and other lenders (the “Original Credit Agreement”) by entering into the First Amendment to the Original Credit Agreement on June 29, 2018 and by entering into the Second Amendment to the Original Credit Agreement on December 27, 2018 (respectively, the "First Amendment" and "Second Amendment" and, the Original Credit Agreement as amended by the First Amendment and Second Amendment, the "Amended Credit Agreement") with a syndicate of lenders and Bank of America, N.A., as administrative agent.
On April 5, 2019, we amended the Amended Credit Agreement by entering into the Third Amendment to the Original Credit Agreement (the “Third Amendment” and together with the First Amendment and Second Amendment, the "Amendments" and, the Original Credit Agreement as amended by the Amendments, the "Credit Agreement").

We entered into a Letter Agreement (the "Waiver"), effective as of March 26, 2019, with a syndicate of lenders and Bank of America, N.A., as administrative agent, to waive certain covenants contained in the Credit Agreement that (i) require us to provide audited financial statements that are not subject to any “going concern” or like qualification or exception, or any qualification or exception as to the scope of such audit and (ii) limit our ability to report the existence of a material weakness in the Partnership's internal control over financial reporting (the “Financial Statements Audit Requirement”). Additionally, the Waiver extended the deadline under the Credit Agreement by which we are required to deliver to the administrative agent certain financial statements (the "Financial Statements Delivery Deadline"). Under the terms and conditions set forth in the Waiver, certain lenders (as required in the Credit Agreement) agreed to extend the Financial Statements Delivery Deadline to April 30, 2019. By filing the 2018 Form 10-K on April 1, 2019, we satisfied the Financial Statements Delivery Deadline.

Prior to our entry into the Waiver, the existence of a going concern qualification in our audited financial statements contained in the 2018 Form 10-K would have constituted an event of default under the Credit Agreement. Pursuant to the Waiver, the administrative agent and certain lenders (as required by the Credit Agreement) waived the Financial Statements Audit Requirement for the fiscal year ended December 31, 2018. Although we entered into the Waiver to address the event of default otherwise arising pursuant to the existence of a going concern note and material weakness exception in our audited financial statements contained in the 2018 Form 10-K, there is no guarantee that our lenders will agree to waive events of default or potential events of default in the future.

Financial Highlights

Financial highlights for the three months ended March 31, 2019 include the following:

•	Net loss attributable to the Partnership was $13.2 million for the three months ended March 31, 2019 as compared to $13.9 million for the same period in 2018.

•	Adjusted EBITDA was $54.7 million for the three months ended March 31, 2019, an increase of 4% compared to the first quarter of 2018.

•	Total segment gross margin was $71.2 million for the three months ended March 31, 2019, an increase of 10% as compared to the first quarter of 2018.

Adjusted EBITDA and total segment gross margin are each non-GAAP measures. Please see Non-GAAP Financial Measures for a definition and reconciliation to the most comparable GAAP measure.

Going Concern Assessment and Management’s Plans

Pursuant to FASB ASC 205-40, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, we are required to assess our ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Credit Agreement matures on September 5, 2019 and has not been renewed as of the date of the issuance of these condensed consolidated financial statements.

On September 27, 2018, the Board received a non-binding proposal from Magnolia, an affiliate of ArcLight to acquire the common units that it does not already own. On March 17, 2019, we entered into the Merger Agreement and expect the Pending Merger to close by the outside date under the Merger Agreement of July 31, 2019. As the Merger Agreement is subject to customary closing conditions and because the Pending Merger may affect how, or if, the Partnership elects to obtain a maturity extension, management has deferred addressing the Credit Agreement.

While we intend to renew or extend the terms of the Credit Agreement, until such time as we have executed an agreement to refinance or extend the maturity of the Credit Agreement, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern.

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

You should not consider Total segment gross margin, Operating margin or Adjusted EBITDA in isolation or as a substitute for, or more meaningful than, our results as reported under GAAP. Our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their comparability.

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

For segments other than Terminalling Services, we define segment gross margin as total revenue plus unconsolidated affiliate earnings less unrealized gains (losses) on commodity derivatives, construction and operating management agreement income and the cost of sales. Gross margin for Terminalling Services also deducted direct operating expense which includes direct labor, general materials and supplies, and direct overhead. We define Total segment gross margin as the sum of the segment gross margins for each of our segments. We define Operating margin as Total segment gross margin less other direct operating expenses. The GAAP measure most directly comparable to Total segment gross margin and Operating margin is Net loss attributable to the Partnership. For a reconciliation of Total segment gross margin and Operating margin to Net loss attributable to the Partnership, see Reconciliations below.

Total segment gross margin is useful to investors and the Partnership’s management in understanding our operating performance as it measures the operating results of our segments before certain non-cash items, such as depreciation and amortization, and certain expenses that are generally not controllable by our business segment development managers (who are responsible for revenue generation at the segment level), such as certain operating costs, general and administrative expenses, interest expense and income taxes. Operating margin is useful to investors and the Partnership’s management for similar reasons except that operating margin includes all direct operating expenses, which allows the Partnership’s management to assess the performance of our consolidated operating managers (who are responsible for cost management at the segment level). In addition, because these operating measures exclude interest expense and income taxes, they are useful for investors because they remove potential distortions between periods caused by factors such as financing and capital structures and changes in tax laws and positions.

Reconciliations

The following tables reconcile the non-GAAP financial measures of total segment gross margin, operating margin and Adjusted EBITDA to its nearest GAAP measure, Net loss attributable to the Partnership, (in thousands):

	Three months ended March 31,
Reconciliation of Total Segment Gross Margin and Operating Margin to Net Loss Attributable to the Partnership:	2019	2018
Gas Gathering and Processing Services segment gross margin	$14,876	$12,209
Liquid Pipelines and Services segment gross margin	8,104	9,154
Natural Gas Transportation Services segment gross margin	9,428	10,687
Offshore Pipelines and Services segment gross margin	38,770	25,317
Terminalling Services segment gross margin (1)	—	7,289
Total segment gross margin	71,178	64,656
Direct operating expenses(2)	(17,978)	(19,799)
Operating margin	53,200	44,857

(Loss) gain on commodity derivatives, net	(1,521)	60
Corporate expenses	(19,401)	(22,692)
Depreciation, amortization and accretion expense	(21,180)	(21,997)
(Loss) gain on sale of assets, net	(55)	95
Impairment of long-lived assets	(829)	—
Interest expense, net of capitalized interest	(24,363)	(13,876)
Other income, net	1,230	(5)
Income tax expense	(218)	(280)
Net income attributable to noncontrolling interests	(77)	(45)
Net loss attributable to the Partnership	$(13,214)	$(13,883)
_______________________
(1) Segment Gross Margin for our Terminalling Services segment for the three months ending March 31, 2018 includes Direct operating expenses. For additional information related to our operating segments, as well as a reconciliation of Segment Gross Margin to Loss before income taxes, see Note 16. Reportable Segments, to our condensed consolidated financial statements.

(2)
Direct operating expenses exclude amounts related to the Terminalling Services segment for the three months ending March 31, 2018 as those costs are included in segment gross margin for the Terminalling Services segment. Direct operating expenses by segment includes (in thousands):

	Three months ended March 31,
	2019	2018
Gas Gathering and Processing Services	$6,349	$7,170
Liquid Pipelines and Services	2,978	3,161
Natural Gas Transportation Services	2,712	1,673
Offshore Pipelines and Services	5,939	7,795
Total direct operating expenses	$17,978	$19,799

	Three months ended March 31,
	2019	2018
Reconciliation of Net loss Attributable to the Partnership to Adjusted EBITDA :
Net loss attributable to the Partnership	$(13,214)	$(13,883)
Depreciation, amortization and accretion	21,180	21,997
Interest expense, net of capitalized interest	24,363	13,876
Amortization of deferred financing costs	(2,549)	(1,316)
Debt issuance costs paid	61	1,085
Unrealized loss on commodity derivatives, net	254	59
Non-cash equity compensation expense	1,026	1,014
Transaction expenses	6,370	8,877
Impairment of long-lived assets	829	—
Income tax expense	218	280
Distributions from unconsolidated affiliates	42,146	23,853
General Partner contribution	—	9,417
Earnings in unconsolidated affiliates	(26,110)	(12,673)
COMA	46	(90)
Other post-employment benefits plan net periodic benefit	(19)	15
Loss (gain) on sale of assets, net	55	(95)
Adjusted EBITDA	$54,656	$52,416

General Trends and Outlook

We expect our business to continue to be affected by the Pending Merger and matters discussed elsewhere in this report. Our expectations are based on assumptions made by us and information currently available to us. Following the completion of the Pending Merger, our strategy and outlook may change materially. To the extent our underlying assumptions prove to be incorrect, our actual results may vary materially from our expected results.

Results of Operations — Consolidated

The results of operations for the three months ended March 31, 2019 and 2018 are presented in the tables below (in thousands, except percentages):

	Three months ended March 31,
	2019	2018	Change	%
Revenue	$172,830	$205,829	$(32,999)	(16)%
Operating expenses:
Cost of sales	128,061	150,166	(22,105)	(15)%
Direct operating expenses	17,978	23,446	(5,468)	(23)%
Corporate expenses	19,401	22,692	(3,291)	(15)%
Depreciation, amortization and accretion expense	21,180	21,997	(817)	(4)%
Loss (gain) on sale of assets, net	55	(95)	150	*
Impairment of long-lived assets	829	—	829	*
Total operating expenses	187,504	218,206	(30,702)	(14)%
Operating loss	(14,674)	(12,377)	(2,297)	(19)%
Other income (expense), net
Interest expense, net of capitalized interest	(24,363)	(13,876)	(10,487)	76%
Other income, net	8	22	(14)	*
Earnings in unconsolidated affiliates	26,110	12,673	13,437	106%
Loss before income taxes	(12,919)	(13,558)	639	5%
Income tax expense	(218)	(280)	62	*
Net loss	(13,137)	(13,838)	701	(5)%
Net income attributable to noncontrolling interests	(77)	(45)	(32)	(71)%
Net loss attributable to the Partnership	$(13,214)	$(13,883)	$669	(5)%

Non-GAAP Financial Measures
Total segment gross margin (1)	$71,178	$64,656	$6,522	10%
Adjusted EBITDA (1)	$54,656	$52,416	$2,240	4%
____________________________________
* Not a meaningful percentage
(1) See tables in Non-GAAP Financial Measures for a reconciliation of Total segment gross margin and Adjusted EBITDA to their most comparable GAAP measure.

Please see Results of Operations - Segment Results for a discussion of material changes to revenues, cost of sales, direct operating expenses and earnings in unconsolidated affiliates.

Corporate expenses. Corporate expenses for the three months ended March 31, 2019 were $19.4 million, a decrease of $3.3 million, or 15%, from the same period in the prior year, primarily due to transaction costs incurred in the first quarter of 2018 related to the Panther acquisition, JPE merger, and the Southcross acquisition which was terminated in the third quarter of 2018.
Interest expense, net of capitalized interest. Interest expense for the three months ended March 31, 2019 was $24.4 million, an increase of $10.5 million, or 76%, from the same period in the prior year, primarily due to changes in fair value of our interest rate swaps which negatively impacted interest by approximately $8.5 million between periods and an increase in amortization of debt issuance costs on the Credit Facility due to the Amendments of approximately $1.2 million.

Results of Operations — Segment Results

Gas Gathering and Processing Services Segment

The table below contains key segment performance indicators for the three months ended March 31, 2019 and 2018 related to our Gas Gathering and Processing Services segment (in thousands, except operating data).

	Three months ended March 31,
	2019	2018	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$24,336	$28,888	$(4,552)	(16)%
Services	10,873	7,313	3,560	49%
Revenue from operations	35,209	36,201	(992)	(3)%
Gain on commodity derivatives, net	—	2	(2)	(100)%
Segment revenue	35,209	36,203	(994)	(3)%
Cost of sales	20,363	24,024	(3,661)	(15)%
Direct operating expenses	6,349	7,170	(821)	(11)%
Other financial data:
Segment gross margin (1)	$14,876	$12,209	$2,667	22%
Operating data:
Average throughput (MMcf/d)	201	161	40	25%
Average plant inlet volume (MMcf/d) (2)	43	42	1	2%
Average gross NGL production (Mgal/d) (2)	302	262	40	15%
Average gross condensate production (Mgal/d) (2)	81	69	12	17%
 _______________________
(1) See Note 16. Reportable Segments for a reconciliation of Segment Gross Margin to Loss before income taxes.
(2) Excludes volumes and gross production under our elective processing arrangements.

Commodity sales. Commodity sales for the three months ended March 31, 2019 were $24.3 million, a decrease of $4.6 million, or 16%, from the same period in the prior year, primarily from a $2.9 million decline in sales from a short term contract at Mesquite that expired in 2018 and a $1.8 million decline in NGL and condensate sales at Longview due to lower prices partially offset by higher volumes.

Services. Services for the three months ended March 31, 2019 were $10.9 million, an increase of $3.6 million, or 49%, from the same period in the prior year, primarily due to a $1.6 million increase at our Lavaca facility driven by higher volumes from additional wells, a $1.0 million increase in services at Chatom-Bazor Ridge due to rate increases and incremental fuel volumes and $0.8 million increase at Longview from higher throughput at that facility.

Cost of sales. Cost of sales for the three months ended March 31, 2019 were $20.4 million, a decrease of $3.7 million, or 15%, from the same period in the prior year, primarily due to the decline in commodity sales at our Mesquite and Longview facilities discussed above.

Direct operating expenses. Direct operating expenses for the three months ended March 31, 2019 were $6.3 million, a decrease of $0.8 million, or 11%, from the same period in the prior year, mainly due to lower outside services at East Texas and Lavaca of $0.4 million and lower salaries and wages at East Texas of $0.2 million.

Liquid Pipelines and Services Segment

The table below contains key segment performance indicators for the three months ended March 31, 2019 and 2018 related to our Liquid Pipelines and Services segment (in thousands, except operating data).

	Three months ended March 31,
	2019	2018	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$104,322	$115,782	$(11,460)	(10)%
Services	2,505	4,904	(2,399)	(49)%
Revenue from operations	106,827	120,686	(13,859)	(11)%
(Loss) gain on commodity derivatives, net	(1,521)	58	(1,579)	(2,722)%
Earnings in unconsolidated affiliates	3,296	2,222	1,074	48%
Segment revenue	108,602	122,966	(14,364)	(12)%
Cost of sales	100,707	113,836	(13,129)	(12)%
Direct operating expenses	2,978	3,161	(183)	(6)%
Other financial data:
Segment gross margin (1)	$8,104	$9,154	$(1,050)	(11)%
Operating data (2) :
Average throughput Pipeline (Bbl/d)	34,614	34,310	304	1%
Average throughput Truck (Bbl/d)	3,634	2,738	896	33%
_______________________
(1) See Note 16. Reportable Segments for a reconciliation of Segment Gross Margin to Loss before income taxes.
(2) Excludes volumes from our unconsolidated investments.

Commodity sales. Commodity sales for the three months ended March 31, 2019 were $104.3 million, a decrease of $11.5 million, or 10%, from the same period in the prior year.

Cost of sales. Cost of sales for the three months ended March 31, 2019 were $100.7 million, a decrease of $13.1 million, or 12%, from the same period in the prior year.

Total commodity sales and cost of sales for the first quarter of 2018 are overstated by approximately $10.0 million due to an error in gross versus net revenue recognition, which was corrected in the fourth quarter of 2018. The recognition of this contract on a gross basis had no impact on segment gross margin.

Services. Services for the three months ended March 31, 2019 were $2.5 million, a decrease of $2.4 million, or 49%, from the same period in the prior year, primarily due to reduced storage volumes from our Cushing facility.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the three months ended March 31, 2019 were $3.3 million, an increase of $1.1 million, or 48%, from the same period in the prior year, primarily due increased throughput from our Cayenne Pipeline in 2019 as compared to the same period in 2018.

Natural Gas Transportation Services Segment

The table below contains key segment performance indicators for the three months ended March 31, 2019 and 2018 related to our Natural Gas Transportation Services segment (in thousands, except operating data).

	Three months ended March 31,
	2019	2018	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$6,408	$6,641	$(233)	(4)%
Services	8,779	9,422	(643)	(7)%
Segment revenue	15,187	16,063	(876)	(5)%
Cost of sales	5,818	5,288	530	10%
Direct operating expenses	2,712	1,673	1,039	62%
Other financial data:
Segment gross margin (1)	$9,428	$10,687	$(1,259)	(12)%
Operating data:
Average throughput (MMcf/d)	640	810	(170)	(21)%
 _______________________
(1) See Note 16. Reportable Segments for a reconciliation of Segment Gross Margin to Loss before income taxes.

Direct operating expenses. Direct operating expenses for the three months ended March 31, 2019 were $2.7 million, an increase of $1.0 million, or 62%, from the same period in the prior year, primarily due to an increase in litigation costs of $0.6 million and an increase in professional and accounting fees of $0.4 million.

Offshore Pipelines and Services Segment

The table below contains key segment performance indicators for the three months ended March 31, 2019 and 2018 related to our Offshore Pipelines and Services segment (in thousands, except operating data).

	Three months ended March 31,
	2019	2018	Change	%
Segment Financial and Operating Data:
Financial data:
Commodity sales	$2,463	$2,548	$(85)	(3)%
Services	14,665	14,312	353	2%
Revenue from operations	17,128	16,860	268	2%
Earnings in unconsolidated affiliates	22,814	10,451	12,363	118%
Segment revenue	39,942	27,311	12,631	46%
Cost of sales	1,173	1,995	(822)	(41)%
Direct operating expenses	5,939	7,795	(1,856)	(24)%
Other financial data:
Segment gross margin (1)	$38,770	$25,317	$13,453	53%
Operating data (2):
Average throughput (MMcf/d)	385	274	111	41%
_______________________
(1) See Note 16. Reportable Segments for a reconciliation of Segment Gross Margin to Loss before income taxes.
(2) Excludes volumes from our unconsolidated investments.

Earnings in unconsolidated affiliates. Earnings in unconsolidated affiliates for the three months ended March 31, 2019 were $22.8 million, an increase of $12.4 million, or 118%, from the same period in the prior year. This increase was primarily due to an $9.0 million increase in earnings from Delta House as a result of both increased production and additional wells in the first quarter of 2019 and a $3.3 million increase in earnings from Destin due to increased production in 2019 as compared to the same period in 2018.

Cost of sales. Cost of sales for the three months ended March 31, 2019 were $1.2 million, a decrease of $0.8 million, or 41%, from the same period in the prior year, due to lower natural gas costs between periods primarily at our Gloria and Chalmette facilities.

Direct operating expenses. Direct operating expenses for the three months ended March 31, 2019 were $5.9 million, a decrease of $1.9 million, or 24%, from the same period in the prior year, primarily due to lower outside services of $0.8 million and lower insurance related to Panther of $0.7 million.

Terminalling Services Segment

During 2018, we entered into definitive agreements for the sale of our marine liquids terminals (“Marine Products”) and our refined products terminals (“Refined Products”), both of which were completed in 2018. Subsequent to the disposition of our Refined Products in December 2018, we eliminated our Terminalling Services segment. Segment gross margin for our Terminalling Services segment for the three months ended March 31, 2018 was $7.3 million.

Liquidity and Capital Resources

Our business is capital intensive and requires significant investment for the maintenance of existing assets and the acquisition and development of new systems and facilities.

Our sources of liquidity are:

•	cash flows from operating activities;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under the Credit Agreement;

•	proceeds from asset sales;

•	proceeds from private and public offerings of debt;

•	issuances of letters of credit in lieu of prepayments; and

•	issuances of additional common units, preferred units or other securities;

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

Going Concern Assessment

The Credit Agreement matures on September 5, 2019 and has not been renewed as of the date of the issuance of these condensed consolidated financial statements.  While the Partnership intends to renew or extend the terms of its Credit Agreement, until such time as we have executed an agreement to refinance or extend the maturity of the Credit Agreement, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern. See Going Concern Assessment and Management's Plans above for more information.

AMID Revolving Credit Agreement
On March 8, 2017, the Partnership along with other subsidiaries of the Partnership (collectively, the “Borrowers”) entered into the Second Amended and Restated Credit Agreement, with Bank of America N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and other lenders (the “Original Credit Agreement”). As a result of the Amendments, defined below, the borrowing commitment under the Credit Agreement, defined below, was $620.0 million at March 31, 2019.
During 2018, we amended the Original Credit Agreement by entering into the First Amendment and the Second Amendment.
On April 5, 2019, we entered into the Third Amendment. The Third Amendment modifies the Amended Credit Agreement to (i) modify certain defined terms in connection with the completion of the transactions contemplated by the Merger Agreement, including the Pending Merger; (ii) remove certain defined terms, and provisions related to, convertible preferred units; and (iii) modify certain negative covenants in the Amended Credit Agreement that restrict the Partnership’s ability to take certain actions or engage in certain business such that, once the Third Amendment is effective, the occurrence of such actions or business in connection with the Merger Agreement or completion of the transactions contemplated thereby, including the Pending Merger, will not be so restricted. The modifications contemplated by the Third Amendment become effective on the closing date of the Pending Merger; provided that immediately prior to or substantially simultaneously with the closing under the Merger Agreement, the administrative agent under the Credit Agreement shall have received a certificate from an officer of the Partnership attaching certain documents related to the completion of the transactions contemplated by the Merger Agreement, including the Pending Merger.

The Credit Agreement matures on September 5, 2019, and therefore, is being presented as a current liability in our Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

The Credit Agreement includes the following financial covenants, as amended by the Amendments and defined in the Credit Agreement, which financial covenants will be tested on a quarterly basis, for the fiscal quarter then ending:

	Minimum Consolidated Interest Coverage Ratio	Maximum Consolidated Total Leverage Ratio	Maximum Consolidated Secured Leverage Ratio
December 31, 2018	1.75:1.00	6.25:1.00	3.75:1.00
March 31, 2019	1.75:1.00	6.50:1.00	3.75:1.00
June 30, 2019 and thereafter	1.50:1.00	5.75:1.00	3.50:1.00
As of March 31, 2019, we were in compliance with the Credit Agreement financial covenants, including those shown below:

Ratio	Actual
Consolidated Interest Coverage Ratio	2.11
Consolidated Total Leverage Ratio	5.84
Consolidated Secured Leverage Ratio	3.25

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

As of March 31, 2019, we had $534.3 million of borrowings, $39.3 million of letters of credit outstanding and $46.4 million of remaining borrowing capacity under the Credit Agreement, of which $42.3 million is currently available. For the three months ended March 31, 2019 and 2018, the weighted average interest rate, excluding the impact of interest rate swaps, on borrowings under this facility was 8.17% and 4.96%, respectively.

Working Capital

Due to the presentation of our revolving credit facility as a short term liability, we had a working capital deficit of $501.0 million and $505.9 million as of March 31, 2019 and December 31, 2108, respectively. As discussed above, our revolving credit facility matures in September 2019, and we expect to execute a new revolving credit facility prior to its maturity. Our revolving credit facility had an outstanding balance of $534.3 million and $514.8 million at March 31, 2019 and December 31, 2018, respectively.

Cash Flows

The following table reflects cash flows for the applicable periods (in thousands):

	Three months ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(4,240)	$14,847
Investing activities	(6,481)	(15,744)
Financing activities	16,813	(1,774)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating Activities. During the three months ended March 31, 2019, net cash used in operating activities was $4.2 million, a decrease of $19.1 million compared to the same period last year. The decrease in cash flows from operating activities resulted primarily from changes in operating assets and liabilities, specifically changes in accounts receivable, net which reflect an increase for 2019 as compared to a decline in the prior year.
Investing Activities. During the three months ended March 31, 2019, net cash used in investing activities was $6.5 million, a decrease of $9.3 million compared to the same period last year. The decrease in cash flows used in investing activities was primarily from a decrease in capital expenditures of $7.2 million between periods.
Financing Activities. During the three months ended March 31, 2019, net cash provided by financing activities was $16.8 million, an increase of $18.6 million compared to the same period last year. The increase in cash provided by financing activities was primarily driven by an $22.0 million reduction in common unitholder distributions between periods.

Distributions to our unitholders

We do not plan to make cash distributions on any of our units through the completion of the Pending Merger.

Critical Accounting Estimates

See Note 2. Recent Accounting Pronouncements to the accompanying condensed consolidated financial statements for a discussion of the potential impact of recent accounting standards.

For a discussion of the impact of our other critical accounting policies and estimates on our consolidated financial statements, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.

Off-Balance Sheet Arrangements

Except for the impact to our off-balance sheet arrangements due to the adoption of Topic 842 - Leases, there were no material changes to our off-balance sheet arrangements during the three months ended March 31, 2019. See discussion of our adoption of the new leasing standard in Note 4 - Lessee Arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk which we previously disclosed in our 2018 Form 10-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of the principal executive officer and principal financial officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on our evaluation, our principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were not effective as of March 31, 2019 as a result of the material weaknesses in our internal control over financial reporting that remain outstanding from prior periods.

Despite the material weaknesses, our principal executive officer and principal financial officer have concluded that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weakness Remediation
In prior filings, we identified and reported material weaknesses in our internal control over financial reporting which still exist as of March 31, 2019. Since the end of 2016, under the oversight of our Audit Committee, we have been, and continue to be, actively engaged in the design and implementation of remedial measures to address the material weaknesses in our internal control over financial reporting, and management is committed to remediating the material weaknesses.

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

Changes in internal control over financial reporting

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. As disclosed under Material Weakness Remediation, we have continued the process of remediating our material weaknesses. Effective January 1, 2019, we adopted Topic 842. Although the standard is not expected to have a material impact on our condensed consolidated financial statements, changes were made to relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
While the ultimate impact of any proceedings cannot be predicted with certainty, our management believes that the resolution of any of our pending proceedings will not have a material adverse effect on our financial condition or results of operations. See Note 14. Commitments and Contingencies in the condensed consolidated financial statements included in this report for additional information.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors which we previously disclosed in our 2018 Form 10-K.

Item 5. Other Information
The Partnership discloses the following pursuant to Item 5.03 of Form 8-K:
On May 7, 2019, American Midstream Partners, LP entered into Amendment No. 10 (the “Tenth Amendment”) to its Fifth Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), effective as of May 7, 2019. The Tenth Amendment amends the Partnership Agreement to permit paid-in-kind quarterly distributions on Series C Preferred Units for each quarter beginning after July 1, 2016. Prior to the effect of the Tenth Amendment, the Partnership Agreement required that quarterly distributions on Series C Preferred Units be paid in cash for the quarter ended March 31, 2019 and each quarter thereafter.
The foregoing description of the Tenth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Tenth Amendment, which is attached hereto as Exhibit 3.15, and is incorporated herein by reference. Any capitalized terms not defined herein are defined in the Partnership Agreement.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1***
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

3.15*	Amendment No. 10 to Fifth Amended and Restated Agreement of Limited Partnership of American Midstream Partners, LP, dated May 7, 2019.
10.1
Third Amendment to Second Amended and Restated Credit Agreement with American Midstream, LLC Blackwater Investments, Inc. the other Loan Parties, the Lenders and Bank of America, N.A. as Administrative Agent dated April 5, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 8, 2019).

10.2
Separation and Release Agreement, dated April 24, 2019 by and among American Midstream GP, LLC, Lynn L. Bourdon III and for purposes of Section 3 and Section 16 only, LB3 Services (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-35257) filed on April 30, 2019).

31.1*
Certification of Eric T. Kalamaras, Acting Principal Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, for the March 31, 2019 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Eric T. Kalamaras, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by March 31, 2019 Quarterly Report on Form 10-Q, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Eric T. Kalamaras, Acting Principal Executive Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by March 31, 2019 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
Certification of Eric T. Kalamaras, Senior Vice President & Chief Financial Officer of American Midstream GP, LLC, the General Partner of American Midstream Partners, LP, by March 31, 2019 Quarterly Report on Form 10-Q, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2019

AMERICAN MIDSTREAM PARTNERS, LP

By:	American Midstream GP, LLC, its General Partner

By:	/s/ Eric T. Kalamaras
Eric T. Kalamaras
(Acting Principal Executive Officer)

By:	/s/ Eric T. Kalamaras
Eric T. Kalamaras
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)